Form 10QSB
period 1996-09-30
INTERNATIONAL DISPENSING CORP
filed 1996-11-19
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934
                      For the quarterly period ended September 30, 1996


___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                     For the transition period from ________ to ____ Commission file number

                      International Dispensing Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                           13-3856324
--------------------------------                             -------------------
(State of other  jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)


              342 Madison Avenue, Suite 1034, New York, N.Y. 10173
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 682-2244
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]   No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date:

7,900,000 shares of Common Stock as of September 30, 1996

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                      International Dispensing Corporation

                                Table of Contents

Part I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------
Item 1. Balance Sheet at September 30,1996 (unaudited)
                 and December 31, 1995                                         2

        Statement of Operations for the Three Months
                 and Nine months Ended September 30, 1996                      3

        Statement of Cash Flows
                 For the Nine Months Ended September 30, 1996                  4

        Notes to Financial Statements                                          5


Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     6

Part II - OTHER INFORMATION                                                    9

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                          December 31,   September 30
                                                                             1995            1996
                                                                                          (unaudited)
                                                                          -----------    ------------
                           Assets
Current Assets:
          Cash and cash equivalent                                        $     5,168    $   138,976
                                                                          -----------    -----------

                   Total current assets;                                        5,168        138,976

Fixed Assets:
          Leasehold improvements                                                4,475          5,872
          Office equipment                                                      4,350          7,079
          Accumulated depreciation and amortization                              (882)        (1,544)
                                                                          -----------    -----------

                   Net fixed assets                                             7,943         11,407
Other assets                                                                   14,677         75,447
Deferred issuance costs                                                            --         42,298
                                                                          -----------    -----------

                   Total assets;                                          $    27,788    $   268,128
                                                                          ===========    ===========

                             Liabilities and Stockholders' Equity

Current Liabilities:
          Accrued expenses                                                $    45,806    $   110,516
          Due to affiliate                                                  3,649,739      2,834,118
          Convertible Promissory Notes                                        150,000        100,000
          Promissory Notes                                                         --        300,000
          Bridge loans payable, current portion                                    --      1,050,000
                                                                          -----------    -----------

                   Total current liabilities                                3,845,545      4,394,634
Bridge loans payable                                                          175,000             --
                                                                          -----------    -----------

                   Total liabilities                                        4,020,545      4,394,634

Commitments and contingencies (Note 1)

Stockholders' Equity (Deficiency):
          Preferred Stock, $.001 par value;
            2,000,000 shares authorized; no shares issued
            or outstanding                                                         --             --
          Common Stock $.001 par value; 20,000,000 shares
            authorized: 5,887,500 and
            7,900,000 issued and outstanding as of December 31,1995
            and September 30, 1996 respectively                                 5,888          7,900
          Additional; paid-in capital                                         251,150      1,124,138
          Deficit accumulated during the development stage                 (4,249,795)    (5,258,544)
                                                                          -----------    -----------

                   Total stockholders' equity (deficiency)                 (3,992,757)    (4,126,506)
                                                                          -----------    -----------

                   Total liabilities and stockholders'
                    equity (deficiency)                                   $    27,788    $   268,128
                                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                 For the Period
                                                                                  from Inception
                                                   Three Months    Nine Months   (October 10, 1995)
                                                      Ended          Ended           through
                                                  September 30,    September 30,   September 30,
                                                       1996             1996           1996
                                                  ---------------  -------------   -------------
                                                   (unaudited)     (unaudited)     (unaudited)

Revenues                                          $        --      $        --      $        --

Costs and expenses:
          General and administrative                  267,574          719,065          963,833
          Depreciation and amortization                   221              662            1,544
                                                  -----------      -----------      -----------

                   Total costs and expenses           267,795          719,727          965,377

Loss from operations                                  267,795          719,727          965,377
          Interest expense                             13,007           39,022           43,167
                                                  -----------      -----------      -----------

Net loss before extraordinary loss                $   280,802      $   758,749      $ 1,008,544
Extraordinary loss on retirement of debt                   --          250,000          250,000
                                                  -----------      -----------      -----------

Net loss                                          $   280,802      $ 1,008,749      $ 1,258,544
                                                  ===========      ===========      ===========

Net loss per share before extraordinary item      $     (0.04)     $     (0.10)
Extraordinary loss per share                      $        --      $     (0.03)
Net loss per share                                $     (0.04)     $     (0.13)
Weighted average shares outstanding                 7,900,000        7,900,000


    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                          For the Period
                                                                                          from Inception
                                                                          Nine Months    (October 10, 1995)
                                                                             Ended           through
                                                                         September 30,    September 30,
                                                                              1996            1996
                                                                         --------------   -------------
                                                                          (unaudited)      (unaudited)

Cash flows from operating activities:
       Net Loss                                                           $(1,008,749)   $(1,258,544)
            Adjustments to reconcile net loss to net cash used in
            operating activities;
                 Depreciation and amortization                                    662          1,544
                 Non-cash compensation                                             --         76,238
                 Loss on retirement of debt                                   250,000
                 Changes in operating assets and liabilities;
                       Increase in other assets                              (103,068)      (111,945)
                       Increase/(decrease) in accrued expenses                 64,710        110,516
                                                                          -----------    -----------

Net cash used in operating activities                                        (796,445)    (1,182,191)
                                                                          -----------    -----------

Cash flows from investing activities:
       Purchase of fixed assets                                                (4,127)       (12,952)
       Purchase of license                                                   (815,620)    (1,165,881)
                                                                          -----------    -----------

Net cash used in investing activities                                        (819,747)    (1,178,833)

Cash flows from financing activities:
       Proceeds from private placement                                      1,750,000      2,100,000
       Proceeds from issuance of convertible debt                                            150,000
                                                                          -----------    -----------

Net cash provided from financing activities                                 1,750,000      2,250,000
                                                                          -----------    -----------

Net increase in cash and cash equivalents,                                    133,808        138,976
Cash and cash equivalents, beginning of period                                  5,168              0
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $   138,976    $   138,976
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                      --             --
       Cash paid for taxes                                                         --             --

Non-cash investing and financing activities:
       Issuance of common stock                                                    --    $     5,800
       Purchase of license from affiliate                                          --    $ 4,000,000


    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
  (Information as of and for the period ended September 30, 1996 is unaudited)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of September 30, 1996 and statements of operations and statements of cash flows for the nine months ended and for the three months ended September 30, 1996 have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form SB-2 registration statement, declared effective on October 3, 1996, on file with the Securities and Exchange Commission. Results of operations for the nine and three month periods are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

         In  the  opinion  of  management,   the  unaudited   interim  financial
statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature, except for the extraordinary loss on extinguishment of debt.

2. INITIAL PUBLIC OFFERING

         In October 1996, the Company sold, in an initial public offering, 833,334 Units, each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998 if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $8.7 million.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company was incorporated in Delaware in October 1995 under the name ReSeal Food Dispensing Systems, Inc. and changed its name to International Dispensing Corporation on September 12, 1996. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") licensed from ReSeal International Corporation ("RIC"), which Technologies consist of barrier oriented, closed delivery and dispensing systems (the "Systems") composed of:
(i) self-adjusting reservoir bodies, (ii) patented, barrier capable, unidirectional flow valves (the "Valve Assemblies"), and (iii) as required, mechanisms to activate and facilitate the product delivery and flow functions. When utilized in dispensing flowable food and beverage products like milk, juice, wine, etc., the Systems are designed to maintain the sterility, purity and freshness of such products throughout its use life, with the possibility of eliminating or reducing the need for adding preservatives to the product to keep it fresh and/or refrigeration throughout its use life. The self-adjusting reservoir body of a System is designed to shrink in proportion to the amount of the product being dispensed through the Valve Assembly. The Valve Assemblies are designed to dispense a product without letting either air or contaminants flow back into the internal reservoir in which the remaining product is held. The Company believes that by maintaining the purity of the product that remains in the container, the Systems will provide higher levels of freshness for significantly longer periods of time and, if preservatives are eliminated, the level of purity, of a wide array of packaged flowable products.

         The Company will focus its marketing activities on the application of the licensed technologies in the Field of Use (as defined below) as set forth in that certain Amended and Restated License Agreement, between the Company and RIC, which encompasses the food and beverage industries as broadly defined. "Field Of Use" means the use of the Technology to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the Technology or the manufacture, use, lease, sale or distribution of which uses the Technology intended for use in any acceptable food and beverage application. With such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following: (i) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water: (ii) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and (iii) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressing, oils and mustard.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

         The Company will undertake the formation of strategic alliances or direct license/supply agreements with major food and beverage companies currently generating substantial revenues from their existing markets. It is further intended that these relationships will include co-development of new products in tandem with the production of new dispensing systems which incorporate the Technologies. Upon successful consummation of a strategic alliance or direct license/supply relationship, of which there can be no assurance, the customer or strategic partner will utilize the Technologies in conjunction with products that have an existing market share, as well as the System associated with the introduction of new products.

Result of Operations

         The Company has not generated any revenues to date and must be considered in the development stage. The activities of the Company since inception in October 1995 have been primarily directed at formational activities including the completion of initial capitalization, pursuant to which the Company obtained aggregate capital of $2,250,000. These funds were procured through the issuance by the Company of certain convertible notes, options and the sale of Common Stock in a private placement concluded in February, 1996.

         In addition, the Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies. In this regard, discussions have been conducted with major companies in Canada and the United States to explore opportunities in the product categories.

         The Company has reported a net loss from operations of $1,258,544 since inception.

Financial Condition

         As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations and has maintained negative working capital and negative equity at September 30, 1996. The Company's continuing existence is dependent on its ability to raise additional capital and achieve and maintain profitable operations. The Company continues to be in the development stage and does not foresee operating revenue until fiscal year 1997. Management plans to finance the Company by obtaining additional financing through additional private placements of equity. As of September 30, 1996, the Company had liquid assets of $138,976.

         In October, 1996, the Company sold, in an initial public offering, 833,334 Units, each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998 if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $8.7 million.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
                     (a) Exhibit 27 - Financial Data Schedule
                     (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERNATIONAL DISPENSING
                                              CORPORATION

Date: November 19, 1996                  /s/ Jon D. Silverman
                                         --------------------
                                         Jon D. Silverman
                                         Chairman of the Board, Chief Executive
                                            Officer & President
                                         (Principal Executive Officer)

Date: November 19, 1996                  /s/ David W. Brenman
                                         --------------------
                                         David W. Brenman
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting and Financial
                                             Officer)