Form 10KSB
period 1996-12-31
INTERNATIONAL DISPENSING CORP
filed 1997-03-31
CIK 1016739

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________to ___________

                          COMMISSION FILE NO.: 0-21489


                      INTERNATIONAL DISPENSING CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           Delaware                                            13-3856324
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


342 Madison Avenue, Suite 1034, New York, New York                     10173
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


Issuer's telephone number: (212) 682-2244

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                                Title of Classes

                          Common Stock, $.001 par value
                           Class A Redeemable Warrants
                       Units (consisting of two shares of
                     Common Stock and two Class A Warrants)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [x] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: None.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 1997 (computed by reference to the average bid and asked prices of such stock on March 26, 1997) was approximately $4,129,761.

         There were 9,566,668 shares of Common Stock outstanding at March 26, 1997.

         Transitional Small Business Disclosure Format (check one):

                           Yes [ ] No  [x]


                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

         Information contained or incorporated by reference in this report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis or Plan of Operations" and "Description of
Business-Strategic Focus." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following matters include cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.

General

         The Company was incorporated in Delaware in October 1995 under the name ReSeal Food Dispensing Systems, Inc. and changed its name to International Dispensing Corporation on September 12, 1996. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") which, when utilized in dispensing flowable food and beverage products, are designed to maintain the sterility, purity and freshness of such products throughout the period of time it is being consumed (its "use life"), with the possibility of eliminating or reducing the need for adding preservatives to the product to keep it fresh and/or refrigeration throughout its use life.

         The Company will focus its marketing activities on the application of the Technologies in the Field of Use (as defined) set forth in that certain Amended and Restated License Agreement (the "Company License Agreement") between the Company and ReSeal International Corporation, a Florida corporation ("RIC"), which encompasses the food and beverage industries as broadly defined. Within such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following:
(i) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (ii) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and
(iii) condiments, which include
ketchup, barbecue sauce, mayonnaise, salad dressings, oils and mustard.

         The Company licenses the Technologies from RIC, which technologies consist of barrier oriented, closed delivery and dispensing systems (the "Systems") composed of: (i) self-adjusting reservoir bodies, (ii) patented, barrier capable, unidirectional flow valves (the "Valve Assemblies"), and (iii) as required, mechanisms to activate and facilitate the product delivery and flow functions (the "Pump Assemblies"). The self-adjusting reservoir body of a System is designed to shrink in proportion to the amount of the product being dispensed through the Valve Assembly. The Valve Assemblies are designed to dispense a product without letting either air or contaminants flow back into the internal reservoir in which the remaining product is held. The Company believes that by maintaining the purity of the product that remains in the container, the Systems will provide higher levels of freshness for significantly longer periods of time and, if preservatives are eliminated, the level of purity, of a wide array of packaged flowable products.

         The Company will undertake the formation of strategic alliances or direct license/supply agreements with major food and beverage companies currently generating substantial revenues from their existing markets. It is further intended that these relationships will include co-development of new products in tandem with the production of new dispensing systems which incorporate the Technologies. Upon successful consummation of a strategic alliance or direct license/supply relationship, of which there can be no assurance, the customer or strategic partner will utilize the Technologies in conjunction with products that have an existing market share, as well as the System associated with the new products.

Historical Summary

         ReSeal International Limited Partnership, RIC's parent ("RILP"), had engaged research and development laboratory services to perform a variety of tests (including, but not limited to, dye immersion and microbial challenge tests), in accordance with basic scientifically accepted protocols, to determine the reliability of the Technologies to provide barrier capabilities in order to maintain contamination free and intact contents throughout the product's designated use life. This is achieved by the dispensing of product without allowing contaminants to enter the self-adjusting reservoir to which Valve Assemblies are attached. The Company, based on such test results, believes that Systems, when structured appropriately for product and use specific objectives, should effectively protect the contents of the System from contamination under static and repeat use conditions for extended periods, and that the Technologies have application in numerous product areas. For example, the Company's initial marketing and commercialization efforts in the food and beverage area include wine, water, juices, coffee, tea, milk and other dairy products. The Company is working to develop Systems for these markets. The Company is also pursuing marketing opportunities with Systems that the Company intends to develop to dispense soups, condiments, sauces, edible oils and salad dressings. In addition, the Company believes that the range of products which can be dispensed through Systems is expanding as the Company identifies additional materials and structures which can be combined to produce Systems that are applicable to a greater number of products in the food and beverage industries.

         The most recent generation of Systems employs the Technologies for the first time within traditional packaging formats, including tubes, bags or "bag-in-a-box," and pouches. In all such cases, these basic systems would be adapted in a manner appropriate to specialized utilization within the Company's targeted markets which may include consumer, institutional and industrial applications. Consequently, distributors of flowable products should have the ability to employ the Technologies without significantly altering the outward appearance of their existing packaging.

License Agreement

         The Company was organized primarily for the purpose of licensing the Technologies in the Field of Use (as defined below) from RIC. The Technologies are licensed by RIC from RILP, on a worldwide exclusive basis in all of their applications, pursuant to a License Agreement dated November 16, 1992 (the "RIC License Agreement"). The Company has licensed the Technologies from RIC, on a worldwide exclusive basis, solely in the Field of Use pursuant to the Company License Agreement, and will endeavor to commercialize and market the Technologies to third parties for its implementation in the food and beverage industries.

         Pursuant to the Company License Agreement, RIC granted the Company a royalty-free exclusive worldwide license for an aggregate of $4,000,000 and 2,900,000 shares of Common Stock, to (i) directly or indirectly make (or subcontract to make), use, sell and otherwise commercially exploit the Technology, solely in the Field of Use, and (ii) grant sublicenses to affiliated and non-affiliated third parties, solely in the Field of Use, provided, however, that the Company shall not be permitted to sublicense the right to manufacture the Valve Assemblies. "Field of Use" means the use of the Technology to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the Technology or the manufacture, use, lease, sale or distribution of which uses the Technology (collectively, the "Product") intended for use in an industrial or commercial place of business in the preparation of food or beverage at such place of business, (b) any food or beverage Product intended for use in an industrial or commercial place of business by a customer purchasing food or beverage at such place of business for consumption on or off the premises of such place of business, or (c) any food or beverage Product intended to be sold to or by food or beverage wholesale price discounters, retailers and similar establishments that sell food or beverage to consumers.

         The Company is primarily responsible for all research and development activities necessary to exploit fully the commercial possibilities of the Technology. The research and development activities shall include testing of proposed Products and ongoing technical support for the modification, improvement, enhancement, development or variation of existing Products and the development of new Products. RIC is responsible for causing RILP to manage all intellectual property associated with the Technology, including patents and trademarks, to maximize its commercial potential. This obligation includes the prosecution of all patent and trademark applications, subject to the Company's approval of budgets and expenditures in advance, and, in the sole discretion of RIC (or upon receipt by RIC of the Company's commitment to pay 100% of the related reasonable costs and expenses), all suits against third parties for infringement of patents or trademarks. If RIC or RILP is unwilling or unable to undertake such patent obligations, then the Company is authorized to undertake such obligations on behalf of RILP.

         The Company License Agreement may not be assigned by either party thereto without the express written consent of the other party, except that the Company may sublicense applications of the Technologies within the Field of Use at its own discretion and may subcontract, but not sublicense, for the manufacturing of components incorporating the Technologies in the Field of Use.

Strategic Focus

         The Company will focus its marketing activities on the application of the Technologies to the food and beverage industries, specifically the food service and consumer products markets. First, the Company plans to market the Technologies to the food service industry, which purveys bulk foods and beverages such as milk, juices, wine and condiments to restaurants, fast food chains and institutions. In this industry, there is a trend, away from the traditional large tins for condiments and the cartons for milk and juice, to one, two and three gallon plastic bags that are shipped in corrugated boxes to the food outlet, where they are inserted into a permanent counter-dispenser-unit for customer and/or kitchen food preparation use. The Company intends to market the Valve Assemblies and the System for application to the products mentioned above, on a worldwide basis. The Company will approach companies that already are marketing their products in a bag-in-a-box. The Company believes that the System is ideal for the bag-in-a-box format since the bag is already a collapsible container and thus only minimum alterations in the production line, if any, will need to be made to incorporate it into the System.

         Second, the Company plans to market the Technology to companies that sell food and beverage products directly to the consumer through supermarkets, grocery stores and other retail outlets. For example, sellers of wines and fruit juices in the bag-in-a-box format can utilize the Technology since these products tend to spoil quickly after being opened and exposed to air and airborne contaminants, which is what the Systems are designed to prevent. Also, the System would enable many consumer products to be marketed in larger, economy sizes, which would otherwise spoil. While in many cases the bag-in-a-box format would be used, the System can be used with a variety of tubes and pouches, and thereby is applicable to condiments, salad dressings and baby foods. The Company believes that the System also has the potential to be used with concentrated liquid products (i.e., teas, coffees, juices, etc.) packaged without the use of preservatives.

         In addition, in many countries around the world, the milk market is dominated by ultra high temperature ("UHT") milk, which if unopened will remain fresh without refrigeration for up to one year. Once opened, UHT milk must be refrigerated and has the same shelf-life as regular pasteurized milk, a number of days. With the System, various bag-in-a-box sizes of UHT milk can be sold, dispensed from, and still remain fresh, without refrigeration, for a longer period of time.

         The Company has engaged in preliminary marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies and has had preliminary discussions with a substantial dairy company which supplies milk products in a food service capacity to the restaurant industry, including fast food franchise operations and commercial establishments throughout Canada. Management has also had discussions regarding the use of Technologies in connection with a bag-in-a-box creamer for offices, fast food outlets and coffee bars, as well as possible applications for yogurt and the baby food industry. Based upon discussions that have taken place between the Company and potential users, the Company intends to focus its initial marketing efforts in the areas of wine, milk and condiments for the food service industry.

         Management anticipates that the Technology will prove capable of accomplishing these objectives at commercially viable cost structures. There can be no assurance, however, that any agreement will be entered into between the Company and any products provider, or that if such agreement is reached that the products marketed utilizing the Technology will ultimately obtain commercial success.

         To oversee product development, the Company has engaged the services of Michael Handler, a product development engineer, to create bag-in-a-box prototype systems for application in the wine, milk, condiment and baby-bottle design industries. These prototype systems, which embody the fundamental approach to the Systems, have been prepared in advanced prototypical form. The Company has solicited bid quotations from three different suppliers for the fabrication of multi-cavity molds to be used in the manufacture of the Valve
Assemblies. Simultaneously, bid quotations for the manufacture of a single cavity mold are being solicited. The single cavity mold will allow for the manufacture of protoype tooling and refinement for large production runs.

Competition and Opportunities in the Packaging Industry

         Most competing dispensing technology is designed to inhibit the contamination of various products, minimally. When a can, bottle or other dispenser, such as a bag-in-a-box, is initially used and a portion of its contents is dispensed, the remaining contents become contaminated as air is drawn into the vessel to fill the space created by the displaced contents or the dispensing mechanisms are simply not capable of functioning as an adequate barrier. Air transports various types of contaminants which can lead to the degradation of a product, as well as basic oxidation processes initiated or accelerated by the air itself. In effect, a System dispenses in an outward direction as product leaves the package, but the System seals itself closed when the dispensing is completed. Thus, Systems are designed to maintain a product's purity throughout the product's use life by virtue of being closed and by providing appropriate mechanical barriers to contamination while the product is being dispensed. The Company believes that the Technologies provide the only commercially viable closed delivery and dispensing system, which allows for continuous delivery of a product in the desired metered or measured amounts while maintaining the product's purity.

         Competition

         The Company's competition are the manufacturers of all existing packages and bottles that contain flowable food and beverage products. Typically, large sizes of beverages and other flowable products, such as condiments, certain fruit juices and wine, will remain fresh without refrigeration for a relatively long period of time before being opened; however, once the container is opened, the contents will spoil within a short period of time. In the case of containers with general purpose valves, where the product is dispensed by applying pressure with a finger, the product flows out at the same time air enters the container, thereby accelerating the spoilage of the remainder of the product, and the repeated use of fingers directly adjacent to the spout also can lead to unsanitary conditions. There are several faucet-type valves that eliminate some of the sanitary problems described above, but they are costly and not widely used. Also, there are soda-fountain-type pumps utilized for various condiments employing stainless steel or plastic containers into which the condiments are poured and which may encounter spillage onto the dispensing mechanism during the course of a day and require frequent servicing. To be sanitary, these pumps must be disassembled, cleaned and sterilized daily.

         The System offers a distinct advantage over each of these other systems because the System is designed to prohibit the flow of air and contaminants back into it when product is being dispensed. It is anticipated that the System will require no cleanup, since the product will always be contained in a bag or a pouch and the entire system will be disposable and recyclable. A self-contained system, like the System, provides considerably more product purity and cleanliness.

     Design Advantages

         The Technology is designed to keep products fresher and purer while being consumed, potentially with less preservatives and sometimes without refrigeration. In instances where available on premises, additional precise temperature control in conjunction with the Systems will provide vendors with the ability to serve and sell perishable products at their optimum temperature.

     Possible Future Alliances

         The Company plans to enter into strategic alliances, supply agreements, direct license agreements and joint ventures with leaders in the food and beverage industry. However, to date, the Company has not entered into any such alliances, agreements or ventures and there can be no assurance that the Company will be able to do so in the future. Under such agreements, the Company anticipates that under some circumstances the sublicensee will pay a license fee of a negotiated sum to the Company upon entering into the sublicense. Thereafter, the Company would receive income from sale of Valve Assemblies or other components of the Systems and, under certain circumstances, royalties and profits from the sale of products employing the Technologies. The Company may provide the relevant Technologies to its customers and, with input from the customers, assist in transferring and adapting the Technologies to specific product requirements. As some customers may choose to take a more active role in adapting the Technologies to their specific product, a portion of development and marketing costs and a portion of the costs of adapting the Technologies to a particular application may be borne by the sublicensees or supply partners.

The particular relationship between the customer and the Company will vary depending on each party's resources and needs. Therefore, a variety of structuring and cost sharing alternatives may be used by the Company in commercializing the Technologies.

         All component parts of the Systems must be made of materials which are compatible with the specific contents or formulation to be dispensed. Systems must be adapted to meet the specific requirements of the particular product and to the desired type of delivery to allow the dispensing of a flowable product in accordance with such customer's needs. In light of the potentially undesirable health effects of preservatives in certain products, other market factors and the adaptability of the Technologies in the dispensing of non-preserved products in a variety of applications, the Company believes that significant marketing opportunities exist in the United States and around the world for the establishment of strategic alliances involving Systems for various applications and product categories. The Company will endeavor to integrate other existing technology with Systems which can be commercialized, marketed and manufactured in a wide variety of applications, worldwide. The Company anticipates that, in many cases, the Technologies will facilitate positive changes in the nature of product formulation, quality and efficacy.

         In addition to all the advantages inherent in a barrier system, the Company believes that the System will offer basic mechanical advantages, including without limitation portion control and a pumping mechanism that will enable customers to mix concentrates (such as teas and juices) with water when being served.

Patents, Trademarks and Other Intellectual Property

         RILP has been granted numerous patents and trademarks covering Systems and their component parts.

         The Company License Agreement includes all of the patents RIC licensed from RILP. These patents encompass a broad range of delivery and dispensing technologies and product applications for food and beverages. The following sets forth a summary of certain key patents.

1. A valve assembly for a container permitting the easy dispensing of fluid while preventing backflow of contaminants through the valve assembly into the container holding the remaining fluid.
                                                     U.S.  Patent No. Re. 34,243
                                                (Expiration Date: July 11, 2006)

2. An enclosing sleeve for a one-way valve presses an elastomeric sheath against the valve body to provide a seal between the sheath and the valve body. In addition, the sleeve can form a closure over the outlet end of the valve body protecting it from contamination or contact with contaminating surfaces.
                                                       U.S. Patent No. 5,092,855
                                                (Expiration Date: March 3, 2009)

3. An elastomeric sleeve stretched over the valve body with ring-shaped enlargements on each end forming "molded o-rings" in tight sealed contact to the valve body.

                                                      U.S. Patent No.  5,305,783
                                              (Expiration  Date: April 26, 2011)

4. A fluid dispensing unit includes a collapsible reservoir with a one-way valve at its outlet for directing flow into a metering chamber. The metering chamber has an outlet connected to another one-way valve which prevents backflow of contaminants into the container after fluid is dispensed. Both the collapsible reservoir and the metering chamber can be completely collapsed to ensure that the dispensing unit is completely empty.
                                                       U.S. Patent No. 5,279,447
                                             (Expiration Date: January 18, 2011)

5.   A disc  shaped  valve body  enclosed  circumferentially  by an  elastomeric membrane. Fluid flows through separate passageways between the circumferential edge of the valve body and the elastomeric membrane.
                                                       U.S. Patent No. 5,279,330
                                             (Expiration Date: January 18, 2011)

6. A one-way valve assembly with a cover member which encloses an expandable elastomer sleeve and valve body and which presses the sleeve into fluid-tight contact with the valve body at two axially spaced locations.
                                                       U.S. Patent No. 5,305,786
                                              (Expiration Date:  April 26, 2011)

7. A dispenser with two separate collapsible chambers, each holding a component or substance to be mixed before use with at least one component being in a flowable condition. A one- way valve permits flow of the flowable component into the other chamber and prevents any backflow, thereby providing the dispensing of a mixture having a short use lifetime where the components of the mixture are capable of being stored separately for an extended period.
                                                       U.S. Patent No. 5,353,961
                                             (Expiration Date: October 11, 2011)

8. An embodiment that replaces the tubular or disc shaped valve core with a flat valve platform more appropriate for higher speed and lower cost manufacturing. The elastomeric sheath can be executed as a flat sheet from roll stock. A housing component protects the sheath while providing the necessary sealing and resistance needed for successful functioning.
                                                       U.S. Patent No. 5,613,517
                                               (Expiration Date: March 25, 2014)

9. A one-way vacuum actuated sheath valve with a flat elastic membrane held in tension over a convex valve platform under a conforming cover with inlet and outlet channels. The cover includes an expansion area on the cover surface adjacent to the membrane and between the inlet and outlet. Liquid flows through the valve when it is drawn by a vacuum. The vacuum operates on both the flow path exit, but also above the membrane, lifting it to open the flow path. Discontinuance of the vacuum allows the membrane to seal the inlet and outlet, thus again preventing any flow between them.
                                                    U.S. Patent Pending/Allowed;
                                                      Application No. 08/398,771

Employees

         As of March 28, 1997, the Company employed five persons, all of which are on a full-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently leases, from a non-affiliated third party, approximately 3,716 square feet of space for its principal executive office at 342 Madison Avenue, New York, New York 10173. The monthly rental on this property is $7,509. Management believes that this facility is adequate for the Company's intended activities in the foreseeable future. The lease terminates on November 20, 1997. If this lease is not renewed, the Company does not anticipate any significant problems in finding suitable alternative space.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings. However, certain affiliates of RIC and the Company were named as defendants in a complaint filed on or about October 31, 1994, alleging, among other things, breach of fiduciary duty, mismanagement, waste and fraud. A settlement in connection therewith has been entered into, which includes the dismissal with prejudice of the lawsuit. See "Certain Relationships and Related Transactions--Settlements of Legal Proceedings--Stanson Settlement."

         In addition, certain affiliates of RIC and the Company were named as defendants in a complaint filed on or about December 11, 1992, alleging, among other things, violation of certain federal securities laws, common law fraud and negligent misrepresentation. A settlement in connection therewith has been entered into, which provides for the eventual dismissal with prejudice of the lawsuit upon satisfaction of certain conditions. See "Certain Relationships and Related Transactions--Settlements of Legal Proceedings--Banco Settlement."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of fiscal year ended December 31, 1996 ("Fiscal 1996"), no matter was submitted to a vote of securityholders of the Company.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded and quoted under the symbol IDND on the OTC Bulletin Board. The Company's Class A Warrants and IPO Units are also traded and quoted on the OTC Bulletin Board under the symbols IDNDW and IDNDU, respectively. Each IPO Unit consists of two shares of Common Stock and two Class A Warrants. Each of the 3,241,668 outstanding Class A Warrants entitles the holder thereof to purchase one share of Common Stock at $7.00 per share (subject to adjustment) during the four year period commencing October 3, 1997. The following table sets forth the high and low bid prices for the Common Stock, Class A Warrants and IPO Units, as quoted on the OTC Bulletin Board, for the periods indicated. Quotations are interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                         Common Stock         Class A Warrants         IPO Units
                         ------------         ----------------         ---------
                         High       Low         High      Low        High       Low
                         ----       ---         ----      ---        ----       ---

Quarter ended
  December 31, 1996      $11.25    $0.30       $5.25      $0.01    $30.50     $0.625

Quarter ending
  March 31, 1997
  (through
  March 26, 1997)         $0.69    $0.32       $0.125     $0.01     $1.45     $0.8125

         As of March 26, 1997, the Company had 51 holders of record of its Common Stock.

         Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of the Common Stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deem relevant.

Recent Sales of Unregistered Securities

         Between October 1995 and April 1996, the Company (i) sold an aggregate of 525,000 shares of Common Stock to the certain non-affiliates of the Company
(the "Bridge Securityholders") for a total of $1,050,000 (the "Private Placement") and (ii) entered into a loan with the Bridge Securityholders in the aggregate amount of $1,050,000 (the "Bridge Loan"). Each Bridge Securityholder participated in both the Private Placement and the Bridge Loan. The Bridge Loan bore interest at the rate of eight (8%) percent per annum and was completely repaid out of the proceeds received by the Company from its initial public offering (the "IPO"). As further consideration for the Bridge Loan, the Bridge Securityholders acquired 787,500 Units (the "Bridge Units") which are comprised of 1,575,000 shares of Common Stock and 1,575,000 Class A Warrants. The Class A Warrants included in the Bridge Units are identical to the Class A Warrants included in the Units issued in the IPO (the "IPO Units," and together with the Bridge Units, the "Units"). Each Unit consists of two shares of Common Stock and two redeemable Class A purchase warrants (the "Class A Warrants"). Each Class A Warrant entitles the holder to purchase one share of Common Stock for $7.00 during the four year period commencing October 3, 1997. The Class A Warrants are redeemable by the Company at $.05 per warrant at any time after October 3, 1998, if certain conditions are met.

         The securities issued in connection with the Private Placement and the Bridge Loan were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement covering the securities sold by the Company in the IPO also covered the registration of (i) the 1,575,000 shares of Common Stock included as part of the Bridge Units, (ii) the Class A Warrants to purchase 1,575,000 shares of Common Stock included as part of the Bridge Units, and (iii) the 1,575,000 shares of Common Stock issuable upon exercise of the Class A Warrants included in the Bridge Units (collectively, the "Bridge Securities"). The Bridge Securities held by the Bridge Securityholders may not be sold prior to November 3, 1997; however, Stratton Oakmont, Inc., the underwriter of the IPO (the "Underwriter"), may release the Bridge Securities held by the Bridge Securityholders at any time after the IPO Units have been sold. The resale of the Bridge Securities by the Bridge Securityholders are subject to prospectus delivery and other requirements of the Securities Act. The Company will not receive any of the proceeds from the sale of the Bridge Securities. Should the Class A Warrants offered by the Bridge Securityholders be exercised, of which there is no assurance, the Company will receive the proceeds therefrom aggregating up to $11,025,000.

         Prior to making the Bridge Loan to the Company and purchasing shares of Common Stock in the Private Placement, the Bridge Securityholders did not own any other securities of the Company. None of the Bridge Securityholders were otherwise affiliated with the Company at the time of making the Bridge Loan, at the effective date of the IPO or at any other time. The Company believes that its financial transactions with the Bridge Securityholders served a legitimate business purpose, i.e., providing needed working capital for the Company, and were fair and reasonable under the circumstances. The Company's financial transactions with the Bridge Securityholders were managed by the

Underwriter  and  no  commissions  or  other   remuneration  were  paid  to  the
Underwriter in connection with such transactions.

         In November and December 1995, the Company issued a Convertible Note in the principal amount of $100,000 (the "November Note") and $50,000 (the "December Note"), respectively. The notes bore interest at an annual rate of 8%. The November Note came due on April 15, 1996 and the December Note was due on December 20, 1996. On June 28, 1996, in accordance with an agreement with the Company, the holder of the December Note, which note contained the right to convert into 1.2 million shares of Common Stock, agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay it $300,000. The amounts owed by the Company to the holders of the Convertible Notes were paid out of the proceeds of the IPO.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-1, included elsewhere in this report.

         The Company was incorporated in Delaware in October 1995 under the name ReSeal Food Dispensing Systems, Inc. and changed its name to International Dispensing Corporation on September 12, 1996. The Company was formed primarily for the purpose of commercializing and marketing the Technologies licensed from RIC, which technologies consist of the Systems composed of: (i) self-adjusting reservoir bodies, (ii) the Valve Assemblies, and (iii) as required, the Pump Assemblies. When utilized in dispensing flowable food and beverage products like milk, juice, wine, etc., Systems are designed to maintain the sterility, purity and freshness of such products throughout its use life, with the possibility of eliminating or reducing the need for adding preservatives to the product to keep it fresh and/or refrigeration throughout its use life. The self-adjusting reservoir body of a System is designed to shrink in proportion to the amount of the product being dispensed through the Valve Assembly. The Valve Assemblies are designed to dispense a product without letting either air or contaminants flow back into the internal reservoir in which the remaining product is held. The Company believes that by maintaining the purity of the product that remains in the container, the Systems will provide higher levels of freshness for significantly longer periods of time and, if preservatives are eliminated, the level of purity, of a wide array of packaged flowable products.

         The Company is focusing its marketing activities on the application of the licensed technologies in the Field of Use as set forth in the Company License Agreement, which encompasses the food and beverage industries as broadly defined. Within such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following: (a) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (b) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and (c) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressings, oils and mustard.

         The Company is undertaking the formation of strategic alliances or direct license/supply agreements with major food and beverage companies, as well as applicable equipment/bag-in-box manufacturers, currently generating substantial revenues from their existing markets. The Company further intends that these relationships will include co-development of new products in tandem with the production of new dispensing systems which incorporate the Technologies. Upon successful consummation of a strategic alliance or direct license/supply relationship, of which there can be no assurance, the customer or strategic partner will utilize the Technologies in conjunction with products that have an existing market share, as well as the System associated with the introduction of new products.

RESULTS OF OPERATIONS

         The Company has not generated any revenues to date and must be considered in the development stage. The activities of the Company since inception in October 1995 have been primarily directed at formational activities, including the completion of initial capitalization.

         In addition, the Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies. In this regard, discussions have been conducted with major companies in Canada, Europe and the United States to explore opportunities in the product categories.

         The Company has reported a net loss from operations of $1,552,479 since inception.

FINANCIAL CONDITION

         As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations at December 31, 1996. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not foresee operating revenue until the fourth quarter of fiscal year ending December 31, 1997. As of December 31, 1996, the Company had liquid assets of $4,268,963.

         In a private placement concluded in February 1996, the Company obtained aggregate capital of $2,250,000 through the issuance by the Company of convertible notes, options and the sale of Common Stock.

         In October 1996, the Company sold, in the IPO, 833,334 IPO Units, each IPO Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per IPO Unit. Each warrant entitles the holder to purchase one share of Common Stock for $7.00 during the four year period commencing October 3, 1997. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998, if certain conditions are met. The net proceeds, which the Company received from the IPO, amounted to approximately $8.8 million.

         The Company does not foresee needing to raise additional funds in the next 12 months.


ITEM 7.  FINANCIAL STATEMENTS.

         See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

         The executive officers, directors and significant employees of the Company are as follows:

    Name                           Age              Position(s)

    Jon D. Silverman                56              Chairman, President, Chief
                                                    Executive Officer and
                                                    Director
    Jeffrey D. Lewenthal            53              Chief Financial Officer and
                                                    Executive Vice President of
                                                    Business Development
    Joseph F. Koster, Jr.           61              Executive Vice President,
                                                    Secretary and Director
    David W. Brenman                40              Treasurer and Director
    George V. Kriste                49              Director
    Gregory B. Abbott               46              Director
    Michael D. Handler              46              Consultant

         Jon D. Silverman has served as Chairman, President, Chief
Executive Officer and a director of the Company since November 1996, and prior thereto as a consultant to the Company since its inception. Since 1980 he has served as the principal of Tilis Products, Inc., his own specialized international business consulting, mergers and acquisitions firm (including capital formation) in the food, beverages and other consumer products and services industries. He has served on the Board of Trustees of the United Hospital, Port Chester, New York, for the past 15 years (he is currently an Honorary Trustee) and for a number of years, prior to May 1995, had served as Vice Chairman thereof; is a director of Pastificio Gazzola, Mondovi, Italy, a leading pasta exporter; and a past director of Combined Moretti/Prinz Brau Breweries, a subsidiary of John Labatt, Ltd. From 1979 to 1980, he was Executive Vice President of Esquire, Inc., an educational, magazine and music publishing firm, manufacturer of lighting equipment and importer of sporting goods. Before that he was employed by the Seagram Company, Ltd., from 1965 to 1979, where he held numerous positions, including President of Seagram, Germany, and Executive Vice President of Seagram Overseas Sales Company, the international division of Seagram.

         Jeffrey D. Lewenthal has served as Executive Vice President of Business Development and Chief Financial Officer of the Company since March 1997. From March 1996 until joining the Company in March 1997 he was Vice President/Regional Director for Westar Linen Services, Inc., a company providing linen services to the hospital industry. From 1995 to 1996, Mr. Lewenthal was General Manager, Western Region, for Brink's Incorporated, a company providing security services to financial institutions. From 1993 to 1995, he was Region Chief Operating Officer for Loomis Armored, Inc., a security service provider to financial and retail customers. Prior to that, Mr. Lewenthal held various international senior executive positions with PepsiCo and the Seven-Up division of Philip Morris.

         Joseph F. Koster, Jr. has served as Executive Vice President of the Company since November 1996 and has been the Secretary and a director of the Company since October 1995. From January 1992 through October 1995, he was a consultant to RIC, RILP and ReSeal Technologies and Advancements, Inc., RILP's general partner, where he principally worked in marketing and in setting up their investment banking relationships. From 1964 to 1966, Mr. Koster worked at Colgate Palmolive, where he reached the level of National Brand Manager. From 1966 to 1974, he was a partner at Brown Elders Koster Enterprises, a marketing company. Thereafter, prior to 1992, he was a self-employed business consultant and writer.

         David W. Brenman has served as the Treasurer and a director of the Company since its inception and had served as President of the Company from its inception through November 1996. He also served as a member of the Executive Committee, Chief Financial Officer and Treasurer of RIC from May 1993 through September 1996 and has been a director of RIC since May 1993. Mr. Brenman has been a self-employed attorney and financial consultant since 1988. Prior thereto, he was a Vice President of Lloyds International Corporation, the merchant banking subsidiary of Lloyds Bank Plc, from 1986 to 1988. Mr. Brenman served as President of Cogenco International, Inc., a publicly held corporation engaged in the energy industry, from 1984 to 1986 and is currently a member of the Board of Directors and an executive officer of that company. Mr. Brenman is a member of the Board of Directors and serves as President of Taltos SpA, an Italian corporation engaged in the production of ultra-thin stone products. Prior to 1986, Mr. Brenman was an associate with the law firm of Brenman, Raskin, Friedlob and Tenenbaum P.C. of Denver, Colorado, where he specialized in the fields of taxation and securities law. Mr. Brenman is also a member of the Board of Directors of U.S. Energy Corp., a corporation engaged in the mining and mineral industry.

         George V. Kriste has served as a director of the Company since October 1995. He has been the Chairman and Chief Executive Officer of New Century Media, a radio station owner, since January 1992. Prior thereto, he had been the Chief Operating Officer of Cook Inlet Region, an investment company formed by the Federal government for Alaska natives, since 1977.

         Gregory B. Abbott has served as a director of the Company since October 1995. Mr. Abbott has been a private investor and a writer for more than five years. From 1973 to 1986 he was employed by Ithaca Industries ("Ithaca"), a private label manufacturer of pantyhose, men's and women's underwear, and T-shirts. From 1979 to 1986 he served as Chairman and CEO of Ithaca, during which time the company grew from having just one major customer to over 400, and in the process became the largest private label maker in the U.S. in each of its product lines. Mr. Abbott also negotiated a leveraged buyout of Ithaca with Merrill Lynch and Butler Capital.

         Michael D. Handler has served as a consultant to the Company since March 1996. Since January 1994, he has been the President and Chief Executive Officer of Nologies, Inc. ("Nologies"), a product and technology development company. From May 1993 through January 1994, he held various positions with RIC and its affiliates, including Vice President of Research and Development. Prior thereto he worked at a private contract research and development consulting company for 19 years. He has 25 years of experience in the management and implementation of research and development activities.

         No family relationship exists between any directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, for the number of transactions indicated, during Fiscal 1996:

Jon Silverman                           Form 3                    1 Transaction
Joseph Koster                           Form 3                    1 Transaction
David Brenman                           Form 3                    1 Transaction
George Kriste                           Form 3                    1 Transaction
Gregory Abbott                          Form 3                    1 Transaction
ReSeal International Corporation        Form 3                    1 Transaction


ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth information concerning the compensation for services, in all capacities for Fiscal 1996 and for the fiscal year ended December 31, 1995, of those persons who were (i) the Chief Executive Officer during Fiscal 1996 and (ii) at the end of Fiscal 1996, the most highly compensated executive officers of the Company (collectively, the "Named Officers").

                                     ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                     -------------------                    ----------------------

                                                            Other
     Name and                                              Annual          Restricted   Securities       All
     Principal          Fiscal                          Compensation          Stock     Underlying      Other
     Position            Year      Salary($)   Bonus($)    ($)(1)           Awards($)   Options(#) Compensation($)
     --------            ----      ---------   --------    ------           ---------   ---------- ---------------

Jon Silverman            1996    $144,000         _           _                 _            _           _
Chairman, CEO and
President                1995    $ 36,000         _           _                 _            _           _

Joseph Koster            1996    $120,000         _           _                 _            _           _
Executive Vice President
and Secretary            1995     $36,000         _           _                 _            _           _

David Brenman            1996    $ 72,000         _           _                 _            _           _
Treasurer(2)
                         1995    $ 18,000         _           _                 _            _           _

 -----------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus for a given fiscal year and (ii) $50,000. Thus, such amounts are not reflected in the table.

(2) David Brenman was the President of the Company from its inception through November 1996 and acted in the capacity of chief executive officer during such period.

         The Company plans to submit for approval of its stockholders, in the near future, a stock option plan covering 900,000 shares of Common Stock.

Employment and Non-Compete Agreements

         Jon D. Silverman

         The Company has entered into an employment agreement with Jon Silverman, dated as of January 17, 1997, which expires on December 31, 1999. Pursuant to such agreement, Mr. Silverman receives a base salary of $180,000. In addition, if Mr. Silverman is insurable, the Company is obligated to pay the premium on his $1,000,000 life insurance policy, to which Mr. Silverman will designate the beneficiary. He also is entitled to customary benefits and perquisites.

         Michael D. Handler

         The Company has entered into an agreement, dated March 5, 1996, with Nologies, under which Nologies will assist in (i) the directing and managing of product and technology development, (ii) licensing and strategic alliance pursuits, and (iii) other related services that the Company may request from time to time, in the area of food and beverage dispensing and delivery systems. The term of such agreement has been extended through February 28,

1998 and may be terminated upon 30 days' written notice. The Company shall pay Nologies $8,000 per month and reimburse it for reasonable documented business expenses. Pursuant to the terms of such agreement, Nologies agrees (a) not to disclose, at any time, any confidential business or technical information or trade secrets acquired during its association with the Company and which relates to the present or contemplated business of the Company, whether or not conceived of, discovered, developed or prepared by Nologies, (b) during the term of the agreement and for a one year period thereafter, it will not represent, consult, serve, or be employed by any competing enterprise, and (c) never to divulge any confidential information to any third party.

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company will be reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any committees on which they may serve. Directors do not presently receive any fees for attendance or participation at Board or committee meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to the Company regarding beneficial ownership of the Common Stock as of March 28, 1997, for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Named Officers and directors, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address                                  Number            Percent
of Beneficial Owner(1)                           of Shares          Owned(2)(3)
----------------------                           ---------          -----------

ReSeal International Corporation                 2,225,000           23.3%
342 Madison Avenue, Suite 1034
New York, New York  10173


Jon Silverman                                      500,000            5.2%
c/o International Dispensing
Corporation
342 Madison Avenue, Suite 1034
New York, New York  10173

Gregory Abbott                                     422,000             4.4%
c/o International Dispensing
Corporation
342 Madison Avenue, Suite 1034
New York, New York  10173

David Brenman                                      253,000(4)          2.6%

Joseph Koster                                      158,000             1.7%

George Kriste                                      130,000             1.4%

All directors and executive                        963,000            10.1%
officers as a group
(6 persons)

------------

(1)  Address provided for beneficial owners of more than 5% of the Common Stock.

(2) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Does not include (i) 1,575,000 shares of Common Stock issuable upon the exercise of the Class A Warrants contained in the Bridge Units; (ii) 1,666,668 shares of Common Stock issuable upon the exercise of the Class A Warrants contained in the IPO Units; (iii) 166,666 shares of Common Stock issuable upon the exercise of the Unit Purchase Option held by the Underwriter; and (iv) 166,666 shares of Common Stock issuable upon the exercise of the Class A Warrants included in the Unit Purchase Option held by the Underwriter.

(4) Includes 200,000 shares of Common Stock owned of record by Venture Financial Limited Partnership, a limited partnership of which David Brenman is the sole shareholder of the General Partner, Venture Financial, Inc.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

License Agreement

         The Company has licensed the Technologies from RIC, on a worldwide exclusive basis, solely in the Field of Use pursuant to the Company License Agreement, and will endeavor to commercialize and market the Technologies to third parties for its implementation in the food and beverage industries. Pursuant to the Company License Agreement, RIC granted the Company a royalty-free exclusive worldwide license for an aggregate of $4,000,000 and 2,900,000 shares of Common Stock, to (i) directly or indirectly make (or subcontract to make), use, sell and otherwise commercially exploit the Technology, solely in the Field of Use, and (ii) grant sublicenses to affiliated and non-affiliated third parties, solely in the Field of Use, provided, however, that the Company shall not be permitted to sublicense the right to manufacture the Valve Assemblies. The Company has paid RIC the $4,000,000 license fee, $2,700,000 of which was paid out of the proceeds of the IPO.

         The Company is primarily responsible for all research and development activities necessary to exploit fully the commercial possibilities of the Technology. The research and development activities shall include testing of proposed Products and ongoing technical support for the modification, improvement, enhancement, development or variation of existing Products and the development of new Products. RIC is responsible for causing RILP to manage all intellectual property associated with the Technology, including patents and trademarks, in order to maximize its commercial potential. This obligation includes the prosecution of all patent and trademark applications, subject to the Company's approval of budgets and expenditures in advance, and, in the sole discretion of RIC (or upon receipt by RIC of the Company's commitment to pay 100% of the related reasonable costs and expenses), all suits for infringement of patents or trademarks. If RIC or RILP is unwilling or unable to undertake such patent obligations, then the Company is authorized to undertake such obligations on behalf of RILP.

         The Company License Agreement may not be assigned by either party thereto without the express written consent of the other party, except that the Company may sublicense applications of the Technologies within the Field of Use at its own discretion and may subcontract, but not sublicense, for the manufacturing of components incorporating the Technologies in the Field of Use.

Settlements of Legal Proceedings

         Stanson Settlement

         In October 1995, in connection with a settlement of actions and claims against certain affiliates of RIC and RIC's officers and directors, including David Brenman (the "Stanson Settlement"), the licensor of the Technology, the Company agreed to issue (i) 2,900,000 shares of Common Stock to RIC, as partial compensation under the Company License Agreement, (ii) an aggregate of 1,500,000 shares of Common Stock (the "Investor Shares") to certain investors in RILP, including Gregory Abbott (422,000 shares) and George Kriste (130,000 shares), and (iii) an aggregate of 450,000 shares of Common Stock to certain individuals for services rendered, including Joseph Koster (58,000 shares), David Brenman (53,000 shares) and Jon Silverman (50,000 shares). In addition, the Company agreed that its Board of Directors would consist of Jon Silverman, David Brenman, Joseph Koster, Gregory Abbott and George Kriste.

         Pursuant to such settlement, the holders of the Investor Shares may require the Company to file a Registration Statement under the Securities Act with respect to 25% of such shares of Common Stock, commencing October 3, 1997, subject to certain conditions and limitations. Further, if the Company proposes to register any shares of Common Stock under the Securities Act, other than pursuant to the previous sentence, then the holders of the Investor Shares are entitled to include an additional 25% of their shares of Common Stock in such registration.

         Banco Settlement

         In May 1996, in connection with the settlement of a lawsuit (the "Banco Settlement") brought by Banco Inversion, S.A. and Administratadora General de Patrimonios, S.A. (collectively, "Banco") against certain affiliates of RIC, RIC entered into an agreement pursuant to which it agreed, among other things, (i) to transfer an aggregate of 300,000 of its shares of the Company's Common Stock (the "Settlement Shares") to Banco, (ii) to pay Banco $50,000 at the closing of such settlement and $150,000 out of the licensing fees RIC receives from the proceeds of the IPO and (iii) to exchange mutual releases with the parties of such lawsuit.

         The number of Settlement Shares, subject to certain anti-dilution adjustments, may be increased up to 600,000 shares in the event that 30 months after the Effective Date the market value of the 300,000 Settlement Shares is less than $2,800,000.

         The Company has granted to the holders of such Settlement Shares, the right to register such shares along with shares registered by the Company in a public offering, whether on behalf of the Company or other holders of Common Stock, subject to customary market factor limitations. Such registration rights terminate upon the earlier of (i) the date that all Settlement Shares have been either registered or sold, or (ii) the date that all such shares may be sold pursuant to Rule 144(k) under the Securities Act.

Rental Sharing

         The Company currently rents a portion of its office space to RIC for $10,000 per month. The term of such arrangement expires on April 30, 1997.

         All of the transactions indicated above are on terms no less favorable to the Company than those which could reasonably have been obtained from non-affiliated third parties. In addition, any future transactions with affiliates will be on terms no less favorable to the Company than those which could reasonably be obtained from non-affiliated third parties.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)         EXHIBITS:

Exhibit No.
-----------

     3.1 Restated Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB- 2 (Registration No. 333-7915) (the "Form SB-2").

     3.2 Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit
                3.2 to the Form SB-2).

     3.3 By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 to the Form SB-2).

     4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Form SB-2).

     4.2 Form of Class A Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to the Form SB-2).

     4.3 Form of Underwriter's Unit Purchase Option (incorporated herein by reference to Exhibit 4.3 to the Form SB-2).

     10.1 License Agreement by and between the Registrant and ReSeal International Corporation, dated as of October 10, 1995, as amended (incorporated herein by reference to Exhibit 10.1 to the Form SB-2).

     10.2 Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Form SB-2).

     10.3 Form of Bridge Loan Agreement and Promissory Note (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

     10.4 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

     10.5 Agreement by and between the Registrant and Nologies, Inc., dated as of March 5, 1996 (incorporated herein by reference to Exhibit 10.5 to the Form SB-2).

     10.6 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott, George Kriste, David Brenman, Gerald Gottlieb, Marc Gottlieb, Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal

                International Limited Partnership, ReSeal Technologies & Advancements, Inc., ReSeal International Corporation, ReSeal Pharmaceutical Systems, Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.6 to the Form SB-2).

     10.7 Settlement Agreement, dated as of May 8, 1996, by and among Banco Inversion, S.A., Administratadora General de Patrimonios, S.A., ReSeal Pharmaceutical Systems, Ltd., ReSeal International Corporation, ReSeal International Limited Partnership, Greg P. Pardes, Lawrence B. Pentoney, Joseph D. Blau, Bernard Gerber, George DeBush, Michael Secondo, Linda Poit, Samuel Tucker, Chungliang Al Huang and Rainer Greeven (incorporated herein by reference to Exhibit 10.7 to the Form SB-2).

     10.8 Amendment to the Agreement by and between the Registrant and Nologies, Inc., dated March 3, 1997.

     10.9 Employment Agreement, dated as of January 17, 1997, between the Registrant and Jon Silverman.

     27         Financial Data Schedule

(b)      REPORTS ON FORM 8-K.

         A Form 8-K was filed by the Company with the Commission on December 12, 1996. In connection with the Company's application to have its securities registered on the Philadelphia Stock Exchange, the Company's independent public accountants reissued their report to reflect completion of the Company's initial public offering and the removal of the going concern qualification from such report. The Company's financial statements were refiled along with such reissued report.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997                              INTERNATIONAL DISPENSING
                                                         CORPORATION



                                                      By:/s/ Jon Silverman
                                                         -----------------
                                                         Jon Silverman
                                                         Chairman, President and
                                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                              Date
---------                   -----                              ----


/s/ Jon Silverman           Chairman, President,              March 31, 1997
-------------------         Chief Executive
Jon Silverman               Officer and Director
                            (Principal Executive
                                  Officer)


/s/ Jeff Lewenthal          Chief Financial                   March 31, 1997
-------------------         Officer and Executive
Jeff Lewenthal              Vice President of

                            Business Development
                            (Principal Accounting
                            and Financial Officer)

/s/ Joseph Koster           Executive Vice                    March 31, 1997
-------------------         President, Secretary
Jospeh Koster               and Director


/s/ David Brenman           Treasurer and Director            March 31, 1997
-------------------
David Brenman


/s/ Gregory Abbott          Director                          March 31, 1997
------------------
Gregory Abbott


/s/ George Kriste           Director                          March 31, 1997
-----------------
George Kriste

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page

Report of Independent Public Accountants..........................................................F-2

Balance Sheet at December 31, 1996................................................................F-3

Statements of Operations  for the Year Ended  December 31, 1996, the Period from
   Inception (October 10, 1995) through December 31, 1995
   and the Period from Inception (October 10, 1995) through December 31, 1996.....................F-4

Statements of Changes in Stockholders'  Equity  (Deficiency) for the Period from
   Inception (October 10, 1995) through December 31, 1995 and the Year
   Ended December 31, 1996........................................................................F-5

Statements of Cash Flows for the Year Ended  December 31, 1996,  the Period from
   Inception (October 10, 1995) through December 31, 1995
   and the Period from Inception (October 10, 1995) through December 31, 1996.....................F-6

Notes to the Financial Statements.................................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To International Dispensing Corporation:

We have audited the accompanying balance sheet of International Dispensing Corporation (a Delaware corporation in the development stage) as of December 31, 1996, and the related statements of operations and cash flows for the year ended December 31, 1996, for the period from inception (October 10, 1995) to December 31, 1995, and for the period from inception (October 10, 1995) to December 31, 1996 and the statements of stockholders' equity (deficiency) for the period from inception (October 10, 1995) through December 31, 1995 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Dispensing Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996, for the period from inception (October 10, 1995) to December 31, 1995 and for the period from inception (October 10, 1995) to December 31, 1996 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

New York, New York
March 18, 1997

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                December 31, 1996

                                     Assets

Current assets:
       Cash and cash equivalents                                    $ 4,268,963
       Prepaid expenses                                                  95,833
                                                                    -----------
              Total current assets                                    4,364,796
Fixed assets:
       Leasehold improvements                                             7,270
       Office equipment                                                   4,350
       Accumulated depreciation and amortization                         (2,044)
                                                                    -----------
              Net fixed assets                                            9,576
Other assets                                                             95,761
                                                                    ------------
              Total assets                                          $ 4,470,133
                                                                    ===========




                      Liabilities and Stockholders' Equity

Current Liabilities:
       Accrued expenses                                             $   117,759
                                                                    -----------
              Total current liabilities                                 117,759
                                                                    -----------
              Total liabilities                                         117,759

Commitments and contingencies (Note 11)

Stockholders' Equity (Deficiency):
       Preferred Stock, $.001 par value; 2,000,000 shares
         authorized; no shares issued or outstanding                         --
       Common Stock $.001 par value; 20,000,000
         shares authorized; 9,566,668 issued and outstanding              9,567
       Additional paid-in capital                                     9,895,286
       Deficit accumulated during the development stage              (5,552,479)
                                                                    -----------
              Total stockholders' equity                              4,352,374
              Total liabilities and stockholders'
                equity                                              $ 4,470,133
                                                                    ===========


        The accompanying notes are an integral part of this balance sheet

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                         For the Period             Cumulative
                                                                         from Inception            from Inception
                                                                     (October 10, 1995)          (October 10, 1995)
                                                        Year                 through                 through
                                                        Ended             December 31,            December 31,
                                                  December 31, 1996           1995                   1996
                                                  -----------------   --------------------       ------------

Revenues                                         $            --        $          --            $          --
Costs and expenses
       General and administrative                      1,039,071              244,768                1,283,839
       Depreciation and amortization                       1,162                  882                    2,044
                                                 ---------------        -------------            -------------
              Total costs and expenses                 1,040,233              245,650                1,285,883
                                                 ---------------        -------------            -------------
Loss from operations                                   1,040,233              245,650                1,285,883
       Interest expense                                   62,520                4,145                   66,665
       Interest income                                  (50,069)                   --                 (50,069)
                                                 ---------------        -------------            -------------
Net loss before extraordinary loss               $     1,052,684        $     249,795            $   1,302,479

Extraordinary loss on retirement
  of debt                                                250,000                   --                  250,000
                                                 ---------------        -------------            -------------
Net loss                                         $     1,302,684        $     249,795            $   1,552,479
                                                 ===============        =============            =============

Net loss per share before
  extraordinary item                             $         (.13)        $       (.03)
Extraordinary loss per share                     $         (.03)        $         --
                                                 ---------------        -------------

Net loss per share                               $         (.16)        $       (.03)
                                                 ---------------        -------------

Weighted average shares outstanding                    8,219,635            7,900,000

         The accompanying notes are an integral part of these statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                Deficit
                                                                                               Accumulated
                                                 Common Stock              Additional           During the              Total
                                     ------------------------------         Paid in            Development          Stockholders'
                                       Shares         Amount                Capital               Stage            Equity (Deficit)
                                     ---------------------------------------------------------------------------------------------

BALANCE, OCTOBER 10, 1995
  (INCEPTION)                        $         --      $    --        $           --         $         --         $           --
Issuance of common stock
  pursuant to License Agreement         2,900,000        2,900                    --                   --                  2,900
Issuance of common stock
  pursuant to Settlement
  Agreement                             1,950,000        1,950                    --                   --                  1,950
Issuance of common stock to
  management                              950,000          950                76,238                   --                 77,188
Purchase of License from
  affiliate                                    --           --                    --           (4,000,000)            (4,000,000)
Issuance of common stock in
  private placement                        87,500           88                43,662                   --                 43,750
Issuance of common stock rights
  in private placement                         --           --               131,250                   --                131,250
Net loss                                       --           --                    --             (249,795)              (249,795)

                                     ----------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995              5,887,500        5,888               251,150           (4,249,795)            (3,992,757)
Issuance of common stock in
  private placement                       437,500          437               218,313                   --                218,750
Issuance of common stock rights
  in private placement                         --           --               626,250                   --                626,250
Issuance of common stock to             1,575,000        1,575                (1,575)                  --                     --
  bridge lenders
Issuance of common stock in
  public offering, net of issuance
  costs of $1,227,193                   1,666,668        1,667             8,771,148                   --              8,772,815
Net loss                                       --           --                    --           (1,302,684)            (1,302,684)

                                     ----------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996              9,556,668       $9,567            $9,895,286          $(5,552,479)            $4,352,374
                                     ==============================================================================================


         The accompanying notes are an integral part of these statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                  For the Period              Cumulative
                                                                                from October 10,          from October 10,
                                                                                1995 (Inception)          1995 (Inception)
                                                             Year                     through                   through
                                                            Ended                  December 31,              December 31,
                                                      December 31, 1996                1995                      1996
                                                      -----------------                ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,302,684)              $  (249,795)              $(1,552,479)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                  1,162                       882                     2,044
   Non-cash compensation                                             --                    76,238                    76,238
   Loss on retirement of debt                                   250,000                        --                   250,000
   Change in operating assets and liabilities:
     Increase in prepaid expenses                              (95,833)                        --                  (95,833)
     Increase in other assets                                  (81,084)                   (8,877)                  (89,961)
     Increase in accrued expenses                                71,953                    45,806                   117,759
                                                            -----------               -----------               -----------
Net cash used in operating activities                       (1,156,486)                 (135,746)               (1,292,232)
                                                            ----------                ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                        (2,795)                   (8,825)                  (11,620)
Purchase of license                                         (3,649,739)                 (350,261)               (4,000,000)
                                                            ----------                ----------                ----------
Net cash used in investing activities                       (3,652,534)                 (359,086)               (4,011,620)
                                                            ----------                ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement                               1,750,000                   350,000                 2,100,000
Proceeds from issuance of convertible debt                           --                   150,000                   150,000
Repayment of promissory notes                                 (300,000)                        --                 (300,000)
Repayment of bridge loans                                   (1,050,000)                        --               (1,050,000)
Repayment of convertible debt                                 (100,000)                        --                 (100,000)
Proceeds from initial public offering                         8,772,815                        --                 8,772,815
                                                             ----------                ----------                ----------
Net cash provided from financing activities                   9,072,815                   500,000                 9,572,815
                                                             ----------                ----------                ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     4,263,795                     5,168                 4,268,963
Cash and cash equivalents, beginning of period                    5,168                        --                        --
                                                             ----------                ----------                ----------
Cash and cash equivalents, end of period                     $4,268,963                $    5,168                $4,268,963
                                                             ==========                ==========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                       $   66,665                $       --                $   66,665

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock                                             --                $    5,800                $    5,800
Purchase of license from affiliate                                   --                $4,000,000                $4,000,000

         The accompanying notes are an integral part of these statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

1.       THE COMPANY AND ORGANIZATION

         International Dispensing Corporation, formerly known as ReSeal Food Dispensing Systems, Inc. (the "Company"), was incorporated in the State of Delaware in October 1995. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") licensed from ReSeal International Corporation ("RIC"). The Technologies are designed to dispense a flowable product while maintaining the product's sterility, purity and freshness without employing preservatives.

         The Company is subject to a number of risks including the Company's lack of prior operating history. The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of existing and proposed products. In the event of bankruptcy of RIC, the status of the continuing obligations of the various parties to and under the License Agreement (Note 4) is unclear since a court in a bankruptcy proceeding may not enforce such continuing obligations. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.

2.       SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash in banks, as well as highly liquid investments with original maturities of less than three months.

Fixed Assets

         Furniture and equipment are recorded at cost and are depreciated on a straight line basis over their estimated useful lives, generally five years. Leasehold improvements are recorded at cost and amortized over the term of the lease or life of the asset, whichever is shorter.

Patents

         Costs to develop patents are expensed when incurred.

Income Taxes

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)

Net Loss Per Share

         Net loss per common share calculations are based on the weighted average number of shares of common stock outstanding. Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 83, stock and stock rights issued during the twelve months preceding the Company's initial public offering at prices below the initial public offering price have been included in the Company's loss per share computations through June 30, 1996, even though they are antidilutive and have been excluded for the subsequent period.

Use of Estimates

         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

3.       INITIAL PUBLIC OFFERING

         In October 1996, the Company sold, in an initial public offering, 833,334 units (the "Units"), each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 commencing October 3, 1997 and expiring October 3, 2001. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998, if certain conditions are met. The net proceeds which the Company received from the offering amounted to approximately $8,800,000.

4.       LICENSE AGREEMENT

         In October 1995, the Company entered into a License Agreement (the "Agreement") with RIC, which was amended on June 17, 1996, pursuant to which the Company obtained the right to commercialize and market the Technologies to third parties for its implementation in the food and beverage industries. The Technologies are licensed by RIC from its parent, Reseal International Limited Partnership ("RILP"). The Agreement is royalty free and allows the Company to grant sublicenses to third parties. Pursuant to the Agreement, the Company issued 2,900,000 shares of its common stock to RIC and paid $750,000 upon the completion of a private placement (Note 5) and the remaining balance of $3,250,000 upon the completion of the initial public offering (Note 3). The cash paid to RIC and the common stock issued for this acquisition were charged directly to stockholders' equity and therefore not reflected as an asset on the Company's Balance Sheet. The Agreement terminates at the end of the Technologies useful economic life.

5.       PRIVATE PLACEMENT

         The Company was involved in a private placement ("Bridge Financing"). The Bridge Financing consisted of promissory notes, common shares, and rights ("Bridge Options") to acquire Units identical in form to the IPO Units. The promissory notes bore interest at 8% per annum and were due and paid upon completion of the IPO. During 1995, the Company had received gross proceeds of $350,000 in connection with the Bridge

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)

Financing, which consisted of $175,000 of promissory notes, 87,500 shares of common stock and rights to obtain 131,250 Units. During 1996, the Company had received additional gross proceeds of $1,750,000, which consisted of $875,000 of promissory notes, 437,500 shares of common stock and rights to obtain 656,250 Units. Upon completion of the Bridge Financing, the Company had received an aggregate of $2,100,000 in consideration for $1,050,000 in promissory notes, 525,000 common shares and rights to obtain 787,500 Units. In August 1996, the Company amended the Bridge Financing agreements so that the 787,500 Units underlying the Bridge Options were deemed outstanding. As part of the initial public offering, the 787,500 Units issued in the Bridge Financing, which are identical to those Units issued in the Company's IPO, were registered.

6.       SETTLEMENT AGREEMENT

         In October 1995, in connection with a settlement of actions and claims against certain affiliates of RIC, the licensor of the Technologies, the Company agreed to issue (i) 2,900,000 shares of common stock to RIC, as partial compensation under the License Agreement, (ii) an aggregate of 1,500,000 shares of common stock (the "Investor Shares") to certain investors in RILP, and (iii) an aggregate of 450,000 shares of common stock to certain individuals for services rendered equal to the par value of such shares. Of the 1,500,000 shares issued, 552,000 were issued to individuals who are now members of the board of directors and of the 450,000 shares issued, 161,000 were issued to current members of management and the board of directors.

         Pursuant to such settlement, the holders of the Investor Shares may require the Company to file a Registration Statement under the Securities Act with respect to 25% of such shares of common stock, commencing one year from the effective date of the Company's IPO (Note 3), subject to certain conditions and limitations. Further, if the Company proposes to register any shares of common stock under the Securities Act, other than pursuant to an initial public offering or the previous sentence, then the holders of the Investor Shares are entitled to include an additional 25% of their shares of common stock in such registration.

7.       CONVERTIBLE PROMISSORY NOTES

         During 1995, two convertible promissory notes were issued for $100,000 and $50,000 (the "Convertible Notes") and were due on April 15, 1996 and December 20, 1996, respectively. These notes bore interest at 8% and each was convertible at any time prior to the maturity date of the notes into 1,200,000 common shares, subject to adjustments. The $100,000 note (the "Portenoy Note") would have converted at a price of $.084 per common share, subject to adjustments, and the $50,000 note (the "ATG Note") would have converted at a price of $.042 per common share, subject to adjustments.

         On April 15, 1996, the Portenoy Note came due. On June 28, 1996, in accordance with an agreement with the Company, the holder of the ATG Note, which would have come due on December 20, 1996 and contained the right to convert into
1.2 million shares of Common Stock, agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay it $300,000. The amounts owed by the Company to the holders of the Convertible Notes were paid out of the proceeds of the IPO. The Company has recorded an extraordinary loss on retirement of debt of $250,000 for the year ended December 31, 1996.

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)

8.       MANAGEMENT SHARES

         In 1995, the Company issued an aggregate of 950,000 shares to management at par as compensation for services rendered in incorporating the Company. Such shares were issued at fair market value of the Company's common stock, which was determined based upon the fair market value of the private placement shares (see Note 5) and the convertible promissory notes. The statement of operations for the period ended December 31, 1995 reflects approximately $76,000 of compensation expense related to such shares.

9.       RELATED PARTY TRANSACTIONS

         The Company shares office space with certain affiliated companies, including RIC and RILP. The Company also paid certain operating expenses, including compensation of key personnel, on behalf of RIC and RILP. At December 31, 1996 and 1995, the Company had paid $826,247 and $85,261, respectively, on behalf of RIC and RILP. The Company was reimbursed for these expenses as an offset against the liability related to the License Agreement (Note 4) in the Company's Balance Sheet.

         For the year ended December 31, 1996 and the period ended December 31, 1995, the Company paid consulting fees to members of management in the aggregate amount of $209,000 and $168,000, respectively.

10.      INCOME TAXES

         As a result of losses incurred during the year, there is no provision for income taxes in the accompanying financial statements. The Company has established a full valuation allowance against its net deferred tax assets as realizability of such assets is predicated upon the Company achieving profitability. In addition, the use of net operating loss carryforwards may be limited as a result of ownership changes resulting from share issuances.

11.      COMMITMENT AND CONTINGENCIES

         The Company leases office space under a noncancellable operating lease, expiring on November 30, 1997. Rental expense for the period ending December 31,1996 and 1995 was $90,157 and $8,259, respectively. Future minimum lease payments under this lease agreement are $84,571.


12.      SETTLEMENT OF LAWSUIT

         In May 1996, in connection with the settlement of a lawsuit brought by Banco Inversion, S.A. and Administratadora General de Patrimonios, S.A. (collectively, "Banco") against certain affiliates of RIC, RIC entered into an agreement pursuant to which it agreed, among other things, (i) to transfer an aggregate of 300,000 of its shares of common stock (the "Settlement Shares") to Banco, (ii) to pay Banco $50,000 at the closing of such settlement and $150,000 out of the licensing fees RIC receives from the proceeds of the IPO and (iii) to exchange mutual releases with the parties of such lawsuit.

                      INTERNATIONAL DISPENSING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)

         The number of Settlement Shares, subject to certain anti-dilution adjustments, may be increased up to 600,000 shares in the event that 30 months after the effective date of the registration statement the market value of the 300,000 Settlement Shares is less than $2,800,000.

         The Company has granted to the holders of such Settlement Shares, the right to register such shares along with shares registered by the Company in a public offering, whether on behalf of the Company or other holders of common stock, subject to customary market factor limitations. Such registration rights terminate upon the earlier of (i) the date that all Settlement Shares have been either registered or sold, or (ii) the date that all such shares may be sold pursuant to Rule 144(k) under the Securities Act.

13.      EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement with Jon Silverman, President and CEO, dated January 17, 1997, for the period from October 3, 1996 (the effective date of the Company's registration statement) to December 31, 1999. Pursuant to such employment agreement, Mr. Silverman receives a monthly salary of $15,000. In addition, the Company is obligated to pay the premium on his $1,000,000 life insurance policy, to which Mr. Silverman will designate the beneficiary. He is also entitled to customary benefits and perquisites. In the case that Mr. Silverman's employment is terminated by the Company without cause or for disability, he will be entitled to one year's salary due within ten days of the termination date.

                                  EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------

        3.1 Restated Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-7915) (the "Form SB-2").

        3.2 Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Form SB-2).

        3.3 By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 to the Form SB-
                            2).

        4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Form SB-
                            2).

        4.2 Form of Class A Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to the Form SB-
                            2).

        4.3 Form of Underwriter's Unit Purchase Option (incorporated herein by reference to Exhibit 4.3 to the Form SB-2).

        10.1 License Agreement by and between the Registrant and ReSeal International Corporation, dated as of October 10, 1995, as amended (incorporated herein by reference to Exhibit 10.1 to the Form SB-2).

        10.2 Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Form SB-2).

        10.3 Form of Bridge Loan Agreement and Promissory Note (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

        10.4 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

        10.5 Agreement by and between the Registrant and Nologies, Inc., dated as of March 5, 1996 (incorporated herein by reference to Exhibit 10.5 to the Form SB-2).

Exhibit No.                 Description
-----------                 -----------

        10.6 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott, George Kriste, David Brenman, Gerald Gottlieb, Marc Gottlieb, Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal International Limited Partnership, ReSeal Technologies & Advancements, Inc., ReSeal International Corporation, ReSeal Pharmaceutical Systems, Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.6 to the Form SB-
                            2).

        10.7 Settlement Agreement, dated as of May 8, 1996, by and among Banco Inversion, S.A., Administratadora General de Patrimonios, S.A., ReSeal Pharmaceutical Systems, Ltd., ReSeal International Corporation, ReSeal International Limited Partnership, Greg P. Pardes, Lawrence B. Pentoney, Joseph D. Blau, Bernard Gerber, George DeBush,
                            Michael  Secondo,   Linda  Poit,   Samuel  Tucker,
                            Chungliang Al Huang and Rainer Greeven (incorporated herein by reference to Exhibit 10.7 to the Form SB-2).

        10.8 Amendment to the Agreement by and between the Registrant and Nologies, Inc., dated March 3, 1997.

        10.9 Employment Agreement, dated as of January 17, 1997, between the Registrant and Jon Silverman.

        27                  Financial Data Schedule