Form 10QSB
period 1997-03-31
INTERNATIONAL DISPENSING CORP
filed 1997-05-15
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934
                      For the quarterly period ended March 31, 1997


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

9,566,666 shares of Common Stock as of May 12, 1997

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                      International Dispensing Corporation

                                Table of Contents

Part I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------
Item 1. Balance Sheet at March 31,1997 (unaudited)
                 and December 31, 1996                                         2

        Statement of Operations for the Three Months
                 Ended March 31,1997
                 and for the Period from Inception
                 (October 10, 1995) through March 31, 1997                     3

         Statements of Cash Flows for the Three
               Months Ended March 31, 1997
               and for the Period from Inception
               (October 10, 1995) through March 31, 1997                       4

        Notes to Financial Statements                                          5


Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     6

Part II - OTHER INFORMATION                                                    9

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                      December 31,            March 31,
                                                                                          1996                  1997
                                                                                                             (UNAUDITED)
                                     Assets
Current Assets:
         Cash and cash equivalents                                                   $ 4,268,963          $ 4,076,630
         Prepaid expense                                                                  95,833               87,121
                                                                                     -----------          -----------

                      Total current assets                                             4,364,796            4,163,751

Fixed Assets:
         Leasehold improvements                                                            7,720                7,270
         Office equipment                                                                  4,350                4,350
         Accumulated depreciation and amortization                                        (2,044)              (2,265)
                                                                                     -----------          -----------

                  Net fixed assets                                                         9,576                9,355
Other assets                                                                              95,761               95,761
                                                                                     -----------          -----------

                  Total assets                                                       $ 4,470,133          $ 4,268,867
                                                                                     ===========          ===========

                           Liabilities and Stockholders' Equity

Current Liabilities:
         Accrued expenses                                                            $   117,759          $    47,602
                                                                                     -----------          -----------
                  Total current liabilities                                              117,759               47,602
                                                                                     -----------          -----------
                  Total liabilities                                                      117,759               47,602

Commitments and contingencies

Stockholders' Equity (Deficiency):
         Preferred Stock, $.001 par value; 2,000,000 shares authorized; no                    --                   --
         shares issued or outstanding
         Common Stock $.001 par value;  20,000,000 shares authorized;
         9,566,668 issued and outstanding as of December 31, 1996 and March
         31, 1997, respectively                                                            9,567                9,567
         Additional paid-in capital                                                    9,895,286            9,895,286
         Deficit accumulated during the development stage                             (5,552,479)          (5,683,588)
                                                                                     -----------          -----------

                  Total stockholders' equity (deficiency)                              4,352,374            4,221,265
                                                                                     -----------          -----------

                  Total liabilities and stockholders' equity (deficiency)            $ 4,470,133          $ 4,268,867
                                                                                     ===========          ===========

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                        For the Period
                                                                                        from Inception
                                                              Three Months            (October 10, 1995)
                                                                 Ended                     through
                                                               March 31,                  March 31,
                                                                  1997                       1997
                                                                  ----                       ----
                                                              (unaudited)                (unaudited)
Revenues                                                       $        --                 $        --

Costs and expenses:
         General and administrative                                180,096                   1,463,935
         Depreciation and amortization                                 221                       2,265
                                                               -----------                 -----------

                  Total costs and expenses                         180,316                   1,466,200

Loss from operations                                               180,316                   1,466,200
         Interest expense                                               --                      66,665
         Interest income                                           (49,206)                    (99,275)
                                                               -----------                 -----------

Net loss before extraordinary loss                             $   131,110                 $ 1,433,590


Extraordinary loss on retirement of debt                                --                     250,000
                                                               -----------                 -----------

Net loss                                                       $   131,110                 $ 1,683,590
                                                               ===========                 ===========

Net loss per share                                             $     (0.01)
Weighted average shares outstanding                              9,533,333


    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                   For the Period
                                                                                                   from Inception
                                                                         Three Months              (October 10, 1995)
                                                                             Ended                      through
                                                                           March 31,                   March 31,
                                                                             1997                         1997
                                                                             ----                         ----
                                                                          (unaudited)                 (unaudited)

Cash flows from operating activities:
         Net Loss                                                          $  (131,110)             $(1,683,588)
             Adjustments to reconcile net loss to net
             cash used in operating activities;
               Depreciation and amortization                                       221                    2,265
               Non-cash compensation                                                --                   76,238
               Loss on retirement of debt                                           --                  250,000
               Changes in operating assets and
               liabilities;
                 Increase in prepaid expenses                                    8,711                  (87,121)
                 Increase in other assets                                           --                  (89,961)
                 Increase/(decrease) in accrued expenses                       (70,157)                  47,602
                                                                           -----------              -----------

Net cash used in operating activities                                         (192,333)              (1,484,565)
                                                                           -----------              -----------

Cash flows from investing activities:
         Purchase of fixed assets                                                   --                  (11,620)
         Purchase of license                                                        --               (4,000,000)
                                                                           -----------              -----------

Net cash used in investing activities                                               --               (4,011,620)

Cash flows from financing activities:
         Proceeds from private placement                                            --                2,100,000
         Proceeds from issuance of convertible debt                                 --                  150,000
         Repayment of promissory notes                                              --                 (300,000)
         Repayment of bridge loans                                                  --               (1,050,000)
         Repayment of convertible debt                                              --                 (100,000)
         Proceeds from initial public offerring                                     --                8,772,815
                                                                           -----------              -----------

Net cash provided from financing activities                                         --                9,572,815
                                                                           -----------              -----------

Net increase in cash and cash equivalents,                                    (192,333)               4,076,630
Cash and cash equivalents, beginning of period                               4,268,963                        0
                                                                           -----------              -----------

Cash and cash equivalents, end of period                                   $ 4,076,630              $ 4,076,630
                                                                           ===========              ===========

Supplemental disclosure of cash flow information:
         Cash paid for interest                                                     --                   66,665
         Cash paid for taxes                                                        --                       --

Non-cash investing and financing activities:
         Issuance of common stock                                                   --              $     5,800
         Purchase of license from affiliate                                         --              $ 4,000,000

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
           (Information as of and for the period ended March 31, 1997 is unaudited)

1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of March 31, 1997 and statements of operations and statements of cash flows for the three months ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Results of operations for the three month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

         In  the  opinion  of  management,   the  unaudited   interim  financial
statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature, except for the extraordinary loss on retirement of debt.

2.       INITIAL PUBLIC OFFERING

         In October 1996, the Company sold, in an initial public offering, 833,334 Units, each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 for the four year period commencing October 3, 1997. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998 if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $8.8 million.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

         The Company is undertaking the formation of strategic alliances and/or direct license/supply agreements with major food and beverage companies, as well as applicable equipment/bag-in-box manufacturers, currently generating substantial revenues from their existing markets. It is further intended that these relationships will include co-development of new products in tandem with the production of new dispensing systems which incorporate the Technologies. Upon successful consummation of a strategic alliance or direct license/supply relationship, of which there can be no assurance, the customer or strategic partner will utilize the Technologies in conjunction with products that have an existing market share, as well as the System associated with the introduction of new products.

         The Company has solicited bid quotations from three different suppliers, for the fabrication of multi-cavity molds for the manufacture of the Valve Assemblies. Simultaneously, quotations for the manufacture of a single cavity mold are being solicited. The single cavity mold will allow for the manufacture of prototype tooling and refinement for large production runs.


RESULT OF OPERATIONS

         The Company has not generated any revenues to date and must be considered in the development stage. The activities of the Company since inception in October 1995 have been primarily directed at formational activities including the completion of initial capitalization.

         In addition, the Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies. In this regard, discussions have been conducted with major companies in Canada, Europe and the United States to explore opportunities in the product categories.

         The Company has reported a net loss from operations of $ 1,683,590 since inception.

FINANCIAL CONDITION

         As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations at March 31, 1997. The Company's continuing existence is dependent on its ability to maintain profitable operations. The Company continues to be in the development stage and does not foresee operating revenue until the fourth quarter of fiscal year ending December 31, 1997. As of March 31, 1997, the Company had liquid assets of $4,076,630.

         In a private placement concluded in February 1996, the Company obtained aggregate capital of $2,250,000 through the issuance by the Company of convertible notes, options and the sale of Common Stock.

         In October 1996, the Company sold, in an initial public offering, 833,334 Units, each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 during the four year period commencing October 3, 1997. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998, if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $8.8 million.

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

                                         INTERNATIONAL DISPENSING
                                              CORPORATION

Date: May 15, 1997                       /s/ Jon D. Silverman
                                         --------------------
                                         Jon D. Silverman
                                         Chairman of the Board, Chief Executive
                                            Officer & President
                                         (Principal Executive Officer)

Date: May 15, 1997                       /s/ David W. Brenman
                                         --------------------
                                         David W. Brenman
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting and Financial
                                             Officer)