Form 10QSB
period 1997-06-30
INTERNATIONAL DISPENSING CORP
filed 1997-08-14
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________to________
     Commission file number__________________________


                      International Dispensing Corporation
        (Exact name of small business issuer as specified in its charter)



         Delaware                                              13-3856324
(State of other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


              342 Madison Avenue, Suite 1034, New York, N.Y. 10173
                    (Address of principal executive offices)



                                 (212) 682-2244
                           (Issuer's telephone number)



                                      None
                    (Former name, former address and former
                   fiscal year, if changed since last report)


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

9,566,668 shares of Common Stock as of August 12, 1997

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [X]
SEC 2334 (3/94)

                      International Dispensing Corporation


                                Table of Contents



Part I - FINANCIAL INFORMATION                                          Page No.


Item 1.  Balance Sheet at June 30, 1997 (unaudited)
         and December 31, 1996                                                 2

         Statements of Operations for the Six Months
         Ended June 30, 1997 and for the period from inception
         (October 10, 1995) through June 30, 1997                              3

         Statements of Cash Flows
         For the Six Months Ended June 30, 1997 and for the
         Period from inception (October 10, 1995) through June 30, 1997        4

         Notes to Financial Statements                                         5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

Part II - OTHER INFORMATION                                                    8



                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                                                                                      December 31,         June 30,
                                                                                                             1996             1997
                                                                                                                        (unaudited)
                                                                                                       -----------      -----------
ASSETS

Current Assets:
         Cash and cash equivalents ...............................................................     $ 4,268,963      $ 3,796,791
         Miscellaneous receivable ................................................................            --             29,709
         Prepaid expense .........................................................................          95,833           78,409
                                                                                                       -----------      -----------
                  Total current assets ...........................................................       4,364,796        3,904,909

Fixed Assets:
         Leasehold improvements ..................................................................           7,270            7,270
         Office equipment ........................................................................           4,350            4,350
         Auto ....................................................................................            --             21,920
         Accumulated depreciation and amortization ...............................................          (2,044)          (2,486)
                                                                                                       -----------      -----------

                  Net fixed assets ...............................................................           9,576           31,054
Other assets .....................................................................................          95,761           95,761
                                                                                                                        -----------

                  Total assets ...................................................................     $ 4,470,133      $ 4,031,724
                                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accrued expenses ........................................................................     $   117,759      $    19,338
                                                                                                                        -----------
                  Total current liabilities ......................................................         117,759           19,338
                                                                                                                        -----------
                  Total liabilities ..............................................................         117,759           19,338

Commitments and contingencies

Stockholders' Equity:
         Preferred Stock, $.001 par value; 2,000,000 shares authorized; no shares issued or
         outstanding .............................................................................              --               --
         Common Stock $.001 par value;  20,000,000 shares authorized; 9,566,668 issued and
         outstanding  as of  December 31, 1996 and June 30, 1997, respectively ...................           9,567            9,567
         Additional paid-in capital ..............................................................       9,895,286        9,895,286
         Deficit accumulated during the development stage ........................................      (5,552,479)      (5,892,467)
                                                                                                       -----------      -----------

                  Total stockholders' equity .....................................................       4,352,374        4,012,386
                                                                                                       -----------      -----------

                  Total liabilities and stockholders' equity .....................................     $ 4,470,133      $ 4,031,724
                                                                                                       ===========      ===========


The accompanying notes are an integral part of these financial statements



                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                                        Cumulative
                                                                                                                      from Inception
                                                                         Three Months            Six Months       (October 10, 1995)
                                                                             Ended                 Ended                  through
                                                                            June 30,              June 30,                June 30,
                                                                              1997                  1997                    1997
                                                                           -----------           -----------            -----------
                                                                          (unaudited)            (unaudited)             (unaudited)

Revenues ......................................................           $      --              $      --              $      --

Costs and expenses:
         General and administrative ...........................               258,537                438,533              1,722,372
         Depreciation and amortization ........................                   221                    442                  2,486
                                                                           -----------           -----------            -----------

                  Total costs and expenses ....................               258,758                438,975              1,724,858

Loss from operations ..........................................               258,758                438,975              1,724,858
         Interest expense .....................................                  --                     --                   66,665
         Interest income ......................................               (49,880)               (98,987)              (149,055)
                                                                          -----------            -----------            -----------

Net loss before extraordinary loss ............................           $   208,878            $   339,988            $ 1,642,468
Extraordinary loss on retirement of debt ......................                  --                     --                  250,000
                                                                          -----------            -----------            -----------

Net loss ......................................................           $   208,878            $   339,988            $ 1,892,468
                                                                          ===========            ===========            ===========

Net loss per share ............................................           $     (0.02)
Weighted average shares outstanding ...........................             9,533,333



The accompanying notes are an integral part of these financial statements


                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      For the Period
                                                                                                                      from Inception
                                                                                                 Six Months       (October 10, 1995)
                                                                                                    Ended                through
                                                                                                   June 30,              June 30,
                                                                                                     1997                  1997
                                                                                                 -----------            -----------
                                                                                                 (unaudited)            (unaudited)

Cash flows from operating activities:
     Net Loss ........................................................................           $  (339,988)           $(1,892,468)
         Adjustments to reconcile net loss to net cash used in
         operating activities;
           Depreciation and amortization .............................................                   442                  2,486
           Non-cash compensation .....................................................                  --                   76,238
           Loss on retirement of debt ................................................                  --                  250,000
           Changes in operating assets and liabilities;
               Increase in miscellaneous receivable ..................................               (29,709)               (29,709)
               Increase (decrease) in prepaid expenses ...............................                17,424                (78,409)
               Increase in other assets ..............................................                  --                  (89,960)
               Increase (decrease) in accrued expenses ...............................               (98,421)                19,338
                                                                                                 -----------            -----------

Net cash used in operating activities ................................................              (450,252)            (1,742,484)
                                                                                                 -----------            -----------

Cash flows from investing activities:
     Purchase of fixed assets ........................................................               (21,920)               (33,540)
     Purchase of license .............................................................                  --               (4,000,000)
                                                                                                 -----------            -----------

Net cash used in investing activities ................................................               (21,920)            (4,033,540)

Cash flows from financing activities:
     Proceeds from private placement .................................................                  --                2,100,000
     Proceeds from issuance of convertible debt ......................................                  --                  150,000
     Repayment of promissory notes ...................................................                  --                 (300,000)
     Repayment of bridge loans .......................................................                  --               (1,050,000)
     Repayment of convertible debt ...................................................                  --                 (100,000)
     Proceeds from initial public offerring ..........................................                  --                8,772,815
                                                                                                 -----------            -----------

Net cash provided from financing activities ..........................................                  --                9,572,815
                                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents, ................................              (472,172)             3,796,791
Cash and cash equivalents, beginning of period .......................................             4,268,963                      0
                                                                                                 -----------            -----------

Cash and cash equivalents, end of period .............................................           $ 3,796,791            $ 3,796,791
                                                                                                 ===========            ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest ..........................................................                  --                   66,665
     Cash paid for taxes .............................................................                  --                     --

Non-cash investing and financing activities:
     Issuance of common stock ........................................................                  --              $     5,800
     Purchase of license from affiliate ..............................................                  --              $ 4,000,000


The accompanying notes are an integral part of these financial statements


                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
              (Information as of and for the period ended June 30,
                               1997 is unaudited)

1.            THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

              The balance sheet as of June 30, 1997 and statements of operations and statements of cash flows for the six months ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Results of operations for the six and three month periods is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

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

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

              In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FSAS) No. 128, Earning Per Share. This statement establishes standards for computing and presenting earning per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS, SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the company will be required to restate its EPS data for all prior periods presented. The company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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

              The Company is focusing its marketing activities on the application of the licensed technologies in the Field of Use (as defined below) as set forth in that certain Amended and Restated License Agreement, between the Company and RIC, which encompasses the food and beverage industries as broadly defined. "Field Of Use" means the use of the Technology to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the Technology or the manufacture, use, lease, sale or distribution of which uses the Technology (collectively the "Product") intended for use in an industrial or commercial place of business in the preparation of food or beverage at such place of business, (b) any food or beverage Product intended for use in an industrial or commercial place of business by a customer purchasing food or beverage at such place of business for consumption on or off the premises of such place of business, or (c) any food or beverage Product intended to be sold to or by food or beverage wholesale price discounters, retailers and similar establishments that sell food or beverage to consumers. Within such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following: (i) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (ii) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and (iii) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressing, oils and mustard.

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

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

              The Company has solicited bid quotations from three different suppliers, for the fabrication of multicavity molds for the manufacture of its Gravity Feed Valve. Simultaneously, quotations for the manufacture of a single cavity mold have been received. On July 21, 1997 a Purchase Order was issued to WEPCO Plastics, Inc. for the production of a single cavity mold. The single cavity mold will allow for the manufacture of prototype Gravity Feed Valves, providing refinement capabilities for large production runs.


Result of Operations

              The Company has not generated any revenues to date and must be considered in the development stage. The activities of the Company since inception in October 1995 have been primarily directed at formational activities including the completion of initial capitalization.

              In addition, the Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies. In this regard, discussions have been conducted with major companies in Canada, Europe, Australia and the United States to explore opportunities in the product categories.

              The Company has reported a net loss from operations of $ 1,892,468 since inception.

Financial Condition

              As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations at June 30, 1997. The Company's continuing existence is dependent on its ability to maintain profitable operations. The Company continues to be in the development stage and does not foresee operating revenue until the fourth quarter of fiscal year ending December 31, 1997. As of June 30, 1997, the Company had liquid assets of $3,796,791.

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

                                   INTERNATIONAL DISPENSING
                                        CORPORATION



Date: August 14, 1997              /s/ Jon D. Silverman
                                   ---------------------
                                   Jon D. Silverman
                                   Chairman of the Board, Chief Executive
                                   Officer & President
                                   (Principal Executive Officer)



Date: August 14, 1997              /s/ Jeffrey D. Lewenthal
                                   -------------------------
                                   Jeffrey D. Lewenthal
                                   Chief Financial Officer and Treasurer
                                   (Principal Accounting and Financial
                                   Officer)