Form 10QSB
period 1997-09-30
INTERNATIONAL DISPENSING CORP
filed 1997-11-14
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


[ ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(d)
      OF THE EXCHANGE ACT For the transition period from __________to________
      Commission file number__________________________


                      International Dispensing Corporation
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                   13-3856324
          --------                                   ----------
(State of other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)



              342 Madison Avenue, Suite 1034, New York, N.Y. 10173
              ----------------------------------------------------
                    (Address of principal executive offices)



                                 (212) 682-2244
                                 --------------
                           (Issuer's telephone number)



                                      None
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

9,566,668 shares of Common Stock as of November 12, 1997

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X] SEC 2334 (3/94)

                      International Dispensing Corporation


                                Table of Contents



Part I - FINANCIAL INFORMATION                                          Page No.


Item 1.  Balance Sheet at September 30, 1997 (unaudited)
          and December 31, 1996 ..........................................   2

         Statements of Operations for the Nine Months
          Ended September 30, 1997 and for the period from inception
          (October 10, 1995) through September 30, 1997 ..................   3

         Statements of Cash Flows
          For the Nine Months Ended September 30, 1997 and for the
          Period from inception (October 10, 1995)
          through September 30, 1997 .....................................   4

         Notes to Financial Statements ...................................   5


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................   6

Part II - OTHER INFORMATION ..............................................   8



                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                                                                                        September 30,
                                                                                          December 31,           1997
                                                                                                  1996    (unaudited)
                                                                                           -----------    -----------
ASSETS

Current Assets:
         Cash and cash equivalents .....................................................   $ 4,268,963    $ 3,537,056
         Miscellaneous receivable ......................................................          --           97,154
         Prepaid expense ...............................................................        95,833         69,697
                                                                                           -----------    -----------
                           Total current assets ........................................     4,364,796      3,703,907

Fixed Assets:
         Leasehold improvements ........................................................         7,270          7,270
         Office equipment ..............................................................         4,350          4,350
         Auto ..........................................................................          --           21,920
         Accumulated depreciation and amortization .....................................        (2,044)        (2,707)
                                                                                           -----------    -----------

                           Net fixed assets ............................................         9,576         30,833
Other assets ...........................................................................        95,761         95,761
                                                                                           -----------    -----------

                           Total assets ................................................   $ 4,470,133    $ 3,830,501
                                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accrued expenses ..............................................................   $   117,759    $    20,743
                                                                                           -----------    -----------
                           Total current liabilities ...................................       117,759         20,743
                                                                                           -----------    -----------
                           Total liabilities ...........................................       117,759         20,743

Commitments and contingencies

Stockholders' Equity:
         Preferred Stock, $.001 par value; 2,000,000 shares authorized; no shares ......          --             --
         issued or outstanding
         Common Stock $.001 par value; 40,000,000 shares authorized; 9,566,668 .........         9,567          9,567
         issued and outstanding as of December 31, 1996 and September 30, 1997, respectively
         Additional paid-in capital ....................................................     9,895,286      9,895,286
         Deficit accumulated during the development stage ..............................    (5,552,479)    (6,095,095)
                                                                                           -----------    -----------

                           Total stockholders' equity ..................................     4,352,374      3,809,758
                                                                                           -----------    -----------

                           Total liabilities and stockholders' equity ..................   $ 4,470,133    $ 3,830,501
                                                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements




                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                                         Cumulative
                                                                                                                     from Inception
                                                                             Three Months          Nine Months    (October 10, 1995)
                                                                                    Ended                Ended              through
                                                                            September 30,         September 30,       September 30,
                                                                                     1997                 1997                 1997
                                                                              (unaudited)          (unaudited)          (unaudited)
                                                                              -----------          -----------          -----------

Revenues                                                                      $     ---            $     ---            $     ---

Costs and expenses:
         General and administrative .................................             250,845              689.378            1,973,217
         Depreciation and amortization ..............................                 221                  663                2,707
                                                                              -----------          -----------          -----------

                           Total costs and expenses .................             251,066              690,041            1,975,924

Loss from operations ................................................             251,066              690,041            1,975,924
         Interest expense ...........................................                --                   --                 66,665
         Interest income ............................................             (48,438)            (147,425)            (197,493)
                                                                              -----------          -----------          -----------

Net loss before extraordinary loss ..................................         $   202,628          $   542,616          $ 1,845,096
Extraordinary loss on retirement of debt ............................                --                   --                250,000
                                                                              -----------          -----------          -----------

Net loss ............................................................         $   202,628          $   542,616          $ 2,095,096
                                                                              ===========          ===========          ===========

Net loss per share ..................................................         $     (0.02)         $     (0.06)
Weighted average shares outstanding .................................           9,566,668            9,566,668



The accompanying notes are an integral part of these financial statements




                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                         Cumulative
                                                                                                                     from Inception
                                                                                                 Nine Months      October 10, 1995)
                                                                                                       Ended                through
                                                                                                September 30,         September 30,
                                                                                                        1997                   1997
                                                                                                 -----------            -----------
                                                                                                 (unaudited)            (unaudited)

Cash flows from operating activities:
     Net Loss ........................................................................           $  (542,616)           $(2,095,096)
         Adjustments to reconcile net loss to net cash used in
         operating activities;
           Depreciation and amortization .............................................                   663                  2,707
           Non-cash compensation .....................................................                  --                   76,238
           Loss on retirement of debt ................................................                  --                  250,000
           Changes in operating assets and liabilities;
               Increase in miscellaneous receivable ..................................               (97,154)               (97,154)
               (Increase) decrease in prepaid expenses ...............................                26,136                (69,697)
               Increase in other assets ..............................................                  --                  (89,960)
               Increase (decrease) in accrued expenses ...............................               (97,016)                20,743
                                                                                                 -----------            -----------

Net cash used in operating activities ................................................              (709,987)            (2,002,219)
                                                                                                 -----------            -----------

Cash flows from investing activities:
     Purchase of fixed assets ........................................................               (21,920)               (33,540)
     Purchase of license .............................................................                  --               (4,000,000)
                                                                                                 -----------            -----------

Net cash used in investing activities ................................................               (21,920)            (4,033,540)

Cash flows from financing activities:
     Proceeds from private placement .................................................                  --                2,100,000
     Proceeds from issuance of convertible debt ......................................                  --                  150,000
     Repayment of promissory notes ...................................................                  --                 (300,000)
     Repayment of bridge loans .......................................................                  --               (1,050,000)
     Repayment of convertible debt ...................................................                  --                 (100,000)
     Proceeds from initial public offerring ..........................................                  --                8,772,815
                                                                                                 -----------            -----------

Net cash provided from financing activities ..........................................                  --                9,572,815
                                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents, ................................              (731,907)             3,537,056
Cash and cash equivalents, beginning of period .......................................             4,268,963                      0
                                                                                                 -----------            -----------

Cash and cash equivalents, end of period .............................................           $ 3,537,056            $ 3,537,056
                                                                                                 ===========            ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest ..........................................................                  --                   66,665
     Cash paid for taxes .............................................................                  --                     --

Non-cash investing and financing activities:
     Issuance of common stock ........................................................                  --              $     5,800
     Purchase of license from affiliate ..............................................                  --              $ 4,000,000


The accompanying notes are an integral part of these financial statements


                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
              (Information as of and for the period ended June 30,
                               1997 is unaudited)


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of September 30, 1997 and statements of operations and statements of cash flows for the nine months ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Results of operations for the nine and three month periods is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

         In  the  opinion  of  management,   the  unaudited   interim  financial
statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature, except for the extraordinary loss on retirement of debt.

2.       INITIAL PUBLIC OFFERING

         In October 1996, the Company sold, in an initial public offering, 833,334 Units, each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 for the four year period commencing October 3, 1997. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1997 if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $8.8 million.

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FSAS) No. 128, Earning Per Share. This statement establishes standards for computing and presenting earning per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company was incorporated in Delaware in October 1995 under the name ReSeal Food Dispensing Systems, Inc. and changed its name to International Dispensing Corporation on September 12, 1996. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") licensed from ReSeal International Corporation ("RIC"), which Technologies consist of barrier oriented, closed delivery and dispensing systems (the "Systems") composed of:
(i) self- adjusting reservoir bodies, (ii) patented, barrier capable, unidirectional flow valves (the "Valve Assemblies"), and (iii) as required, mechanisms to activate and facilitate the product delivery and flow functions. When utilized in dispensing flowable food and beverage products like milk, juice, wine, etc., the Systems are designed to maintain the sterility, purity and freshness of such products throughout its use life, with the possibility of eliminating or reducing the need for adding preservatives to the product to keep it fresh and/or refrigeration throughout its use life. The self-adjusting reservoir body of a System is designed to shrink in proportion to the amount of the product being dispensed through the Valve Assembly. The Valve Assemblies are designed to dispense a product without letting either air or contaminants flow back into the internal reservoir in which the remaining product is held. The Company believes that by maintaining the purity of the product that remains in the container, the Systems will provide higher levels of freshness for significantly longer periods of time and, if preservatives are eliminated, the level of purity, of a wide array of packaged flowable products.

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

         The Company has entered into a strategic alliance on November 10, 1997 with Packaging Systems, L.L.C., the parent company of Rapak, Inc. The resulting products of this alliance, Joint Systems Development Agreement, are Bag-in-Box with unique Valve/Pump Technology food and beverage delivery systems that will be marketed to the food and beverage industries throughout the United States.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

         The Company has solicited bid quotations from three different suppliers, for the fabrication of multi-cavity molds for the manufacture of its Gravity Feed Valve. Simultaneously, quotations for the manufacture of a single cavity mold have been received. On July 21, 1997 a Purchase Order was issued to WEPCO Plastics, Inc. for the production of a single cavity mold. The single cavity mold will allow for the manufacture of prototype Gravity Feed Valves, providing refinement capabilities for large production runs.

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

         The Company has reported a net loss from operations of $ 2,095,096 since inception.

FINANCIAL CONDITION

         As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through September 30, 1997. The Company's continuing existence is dependent on its ability to attain profitable operations. The Company continues to be in the development stage and does not foresee operating revenue until the first quarter of fiscal year ending December 31, 1998. As of September 30, 1997, the Company had liquid assets of $3,537,056.

         In a private placement concluded in February 1996, the Company obtained aggregate capital of $2,250,000 through the issuance by the Company of convertible notes, options and the sale of Common Stock.

         In October 1996, the Company sold, in an initial public offering, 833,334 Units, each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 during the four year period commencing October 3, 1997. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1997 if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $8.8 million.

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

                                   INTERNATIONAL DISPENSING CORPORATION



Date: November 14, 1997            /s/ Jon D. Silverman
                                  --------------------------------
                                  Jon D. Silverman
                                  Chairman of the Board, Chief Executive
                                  Officer & President
                                  (Principal Executive Officer)



Date: November 14, 1997           /s/ Jeffrey D. Lewenthal
                                  --------------------------------
                                  Jeffrey D. Lewenthal
                                  Chief Financial Officer and Treasurer
                                  (Principal Accounting and Financial
                                   Officer)