Form 10KSB
period 1997-12-31
INTERNATIONAL DISPENSING CORP
filed 1998-03-31
CIK 1016739

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB
                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________ to ____________

                         Commission file number: 0-21489

                      INTERNATIONAL DISPENSING CORPORATION
                      ------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                    13-3856324
              --------                                    ----------
   (State or Other Jurisdiction                        (I.R.S. Employer
  of Incorporation or Organization)                   Identification No.)

2500 Westchester Avenue, Suite 304, Purchase, New York           10577
------------------------------------------------------           -----
      (Address or Principal Executive Offices)                 (Zip Code)

                                 (914) 251-0336
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section l2(b) of the Exchange Act:  None

Securities registered under Section l2(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of Class)

                           Class A Redeemable Warrants
                           ---------------------------
                                (Title of Class)

    Units (consisting of two shares of Common Stock and two Class A Warrants)
    -------------------------------------------------------------------------
                                (Title of Class)

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant did not have any revenues for the fiscal year ended December 31, 1997.

     The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock as of March 20, 1998 as reported on the National Association of Securities Dealers OTC Bulletin Board was approximately $8,238,049. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the registrant are affiliates of the registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     There were 9,566,668 shares of Common Stock outstanding as of March 27, 1998.

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

                                     PART I

ITEM 1.  Description of Business.

General Description of Business

     International Dispensing Corporation (the "Company") is the exclusive worldwide sublicensee within a field of use encompassing the food and beverage industries (as broadly defined) of certain proprietary and patented delivery and dispensing technologies for maintaining the sterility, purity, freshness and integrity of flowable products throughout the period of time in which they are to be consumed (the "Technologies"). The Technologies consist of barrier oriented, closed delivery and dispensing systems (the "Systems") composed of:
(i) self-adjusting reservoir bodies, (ii) patented, barrier capable, unidirectional flow valves (the "Valve Assemblies"), and (iii) as required, mechanisms to activate and facilitate the product delivery and flow functions (the "Pump Assemblies"). The self-adjusting reservoir body of a System is designed to shrink in proportion to the amount of the product being dispensed through the Valve Assembly. The Valve Assemblies are designed to dispense a product without letting either air or contaminants flow back into the internal reservoir in which the remaining product is held. The Company believes that by maintaining the purity of the product that remains in the container, the Systems will provide higher levels of freshness for significantly longer periods of time and, if preservatives are eliminated, the level of purity, of a wide array of packaged flowable products.

     Under an Amended and Restated License Agreement with an effective date of October 10, 1995 (the "License Agreement") between the Company and ReSeal International Corporation, a Florida corporation ("RIC"), which is the exclusive worldwide licensee of the Technologies for all uses, the Company has been granted the right to make, use, lease or distribute food and beverage dispensing products utilizing the Technologies (the "License"). Since obtaining the License, the Company has focused its activities upon the commercialization of the Technologies. The Company is working to develop applications of the Technologies within a number of potential markets, including but not limited to the following: (i) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (ii) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and (iii) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressings, oils and mustard.

     The Company was incorporated under the laws of the State of Delaware in October 1995 under the name of ReSeal Food Dispensing Systems, Inc. and changed its name to International Dispensing Corporation in September 1996. Since its inception, the Company has sought to form strategic alliances or direct license/supply agreements with major food and beverage companies currently generating substantial revenues from their existing markets. The Company intends that these relationships will include co-development of new products in tandem with the production of new dispensing systems which incorporate the Technologies. Upon successful consummation of a strategic alliance or direct license/supply relationship, of which there can be no assurance, the customer or strategic partner will utilize the Technologies in conjunction with products that have an existing market share, as well as the Systems associated with the new products.

The License Agreement

     Pursuant to the License Agreement, the Company paid to RIC an aggregate of $4,000,000 and issued to RIC an aggregate of 2,900,000 shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), in exchange for an exclusive worldwide royalty-free license to (i) directly or indirectly make (or subcontract to make), use, sell and otherwise commercially exploit the Technologies, solely in the Field of Use (as defined below) and (ii) grant sublicenses to affiliated and non-affiliated third parties, solely in the Field of Use, provided, however, that the Company shall not be permitted to sublicense the right to manufacture the Valve Assemblies. "Field of Use" means the use of the Technologies to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the Technologies or the manufacture, use, lease, sale or distribution of which uses the Technologies (collectively, the "Product") intended for use in an industrial or commercial place of business in the preparation of food or beverage at such place of business, (b) any food or beverage Product intended for use in an industrial or commercial place of business by a customer purchasing food or beverage at such place of business for consumption on or off the premises of such place of business, or (c) any food or beverage Product intended to be sold to or by food or beverage wholesale price discounters, retailers and similar establishments that sell food or beverage to consumers.

     Under the License Agreement, the Company is primarily responsible for all research and development activities necessary to exploit fully the commercial possibilities of the Technologies. The research and development activities shall include testing of proposed products and ongoing technical support for the modification, improvement, enhancement, development or variation of existing products and the development of new products. RIC is responsible for causing ReSeal International Limited Partnership ("RILP"), RIC's licensor and parent company, to manage all intellectual property associated with the Technologies, including patents and trademarks, to maximize its commercial potential. This obligation includes the prosecution of all patent and trademark applications, subject to the Company's approval of budgets and expenditures in advance, and, in the sole discretion of RIC (or upon receipt by RIC of the Company's commitment to pay 100% of the related reasonable costs and expenses), all suits against third parties for infringement of patents or trademarks. If RIC or RILP is unwilling or unable to undertake such patent obligations, then the Company is authorized to undertake such obligations on its own behalf.

     The License Agreement may not be assigned by either party thereto without the express written consent of the other party, except that the Company may sublicense applications of the Technologies within the Field of Use at its own discretion and may subcontract, but not sublicense, for the manufacturing of components incorporating the Technologies in the Field of Use.

Strategic Focus

     The Company has focused and will continue to focus its marketing activities on the application of the Technologies to the food and beverage industries, specifically the food service and consumer products markets.

     First, the Company will continue to market the Technologies to the food service industry, which purveys bulk foods and beverages such as milk, juices, wine and condiments to restaurants, fast food chains and institutions. In this industry, there is a trend, away from the traditional large tins for condiments and the cartons for milk and juice, to one, two and three gallon plastic bags that are shipped in corrugated boxes to the food outlet, where they are inserted into a permanent counter-dispenser-unit for customer and/or kitchen food preparation use. The Company intends to market the Valve Assemblies and the Systems for application to the products mentioned above, on a worldwide basis. The Company will attempt to form strategic alliances with companies that already are marketing their products in a bag-in-a-box. The Company believes that the Systems are ideal for the bag-in-a-box format since the bag is already a collapsible container and thus only minimum alterations in the production line, if any, will need to be made to incorporate it into the Systems.

     In accordance with its business strategy, on October 1, 1997 the Company entered into a Joint Systems Development Agreement with Packaging Systems, L.L.C. ("Packaging"), which has certain rights to bag-in-a-box manufacturing technology and bag-in-a-box integration technology. Pursuant to the agreement the parties will attempt to develop for the United States market a variety of bag-in-a-box delivery systems with unique valve/pump technology for the food and beverage industries.

     Second, the Company will continue to market the Technologies to companies that sell food and beverage products directly to the consumer through supermarkets, grocery stores and other retail outlets. For example, sellers of wines and fruit juices in the bag-in-a-box format can utilize the Technologies since these products tend to spoil quickly after being opened and exposed to air and airborne contaminants, which is what the Systems are designed to prevent. Also, the Systems would enable many consumer products to be marketed in larger, economy sizes, which would otherwise spoil. While in many cases the bag-in-a-box format would be used, the Systems can be used with a variety of tubes and pouches, and thereby are applicable to condiments, salad dressings and baby foods. The Company believes that the Systems also have the potential to be used with concentrated liquid products (i.e., teas, coffees, juices, etc.) packaged without the use of preservatives.

     In addition, in many countries around the world, the milk market is dominated by ultra high temperature ("UHT") milk, which if unopened will remain fresh without refrigeration for up to one year. Once opened, UHT milk must be refrigerated and has the same shelf-life as regular pasteurized milk, a number of days. The Company believes that with the Systems, various bag-in-a-box sizes of UHT milk can be sold, dispensed from, and still remain fresh, without refrigeration, for a longer period of time.

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

     Management anticipates that the Technologies will prove capable of accomplishing these objectives at commercially viable cost structures. There can be no assurance, however, that any agreement will be entered into between the Company and any products provider, or that if such agreement is reached that the products marketed utilizing the Technologies will ultimately obtain commercial success.

     To oversee product development, the Company has engaged the services of Nologies, Inc. ("Nologies"), a product development engineering firm, to create bag-in-a-box prototype systems for application in the wine, milk, condiment and baby-bottle design industries (see "Research and Development"). These prototype systems, which embody the fundamental approach to the Systems, have been prepared in advanced prototypical form. The Company has solicited bid quotations from three different suppliers for the fabrication of multi-cavity molds to be used in the manufacture of the Valve Assemblies. Simultaneously, bid quotations for the manufacture of a single cavity mold are being solicited. The single cavity mold will allow for the manufacture of prototype tooling and refinement for large production runs.

     The Company plans to continue to enter into strategic alliances, supply agreements, direct license agreements and joint ventures with leaders in the food and beverage industry. Under such agreements, the Company anticipates that under some circumstances the sublicensee will pay a license fee of a negotiated sum to the Company upon entering into the sublicense. Thereafter, the Company would receive income from sale of Valve Assemblies or other components of the Systems and, under certain circumstances, royalties and profits from the sale of products employing the Technologies. The Company may provide the relevant Technologies to its customers and, with input from the customers, assist in transferring and adapting the Technologies to specific product requirements. As some customers may choose to take a more active role in adapting the Technologies to their specific product, a portion of development and marketing costs and a portion of the costs of adapting the Technologies to a particular application may be borne by the sublicensees or supply partners. The particular relationship between the customer and the Company will vary depending on each party's resources and needs. Therefore, a variety of structuring and cost sharing alternatives may be used by the Company in commercializing the Technologies.

     All component parts of the Systems must be made of materials which are compatible with the specific contents or formulation to be dispensed. Systems must be adapted to meet the specific requirements of the particular product and to the desired type of delivery to allow the dispensing of a flowable product in accordance with such customer's needs. In light of the potentially undesirable health effects of preservatives in certain products, other market factors and the adaptability of the Technologies in the dispensing of non-preserved products in a variety of applications, the Company believes that significant marketing opportunities, such as that formed with Packaging, exist in the United States and around the world for the establishment of strategic alliances involving Systems for various applications and product categories. The Company will endeavor to integrate other existing technology with Systems which can be commercialized, marketed and manufactured in a wide variety of applications, worldwide. The Company anticipates that, in many cases, the Technologies will facilitate positive changes in the nature of product formulation, quality and efficacy.

Competition and Opportunities in the Packaging Industry

     Most competing dispensing technology is designed to inhibit the contamination of various products, minimally. When a can, bottle or other dispenser, such as a bag-in-a-box, is initially used and a portion of its contents is dispensed, the remaining contents become contaminated as air is drawn into the vessel to fill the space created by the displaced contents or the dispensing mechanisms are simply not capable of functioning as an adequate barrier. Air transports various types of contaminants which can lead to the degradation of a product, as well as basic oxidation processes initiated or accelerated by the air itself. In effect, a System dispenses in an outward direction as product leaves the package, but the System seals itself closed when the dispensing is completed. Thus, Systems are designed to maintain a product's purity throughout the time it is being consumed by virtue of being closed and by providing appropriate mechanical barriers to contamination while the product is being dispensed. The Company believes that the Technologies provide the only commercially viable closed delivery and dispensing system, which allows for continuous delivery of a product in the desired metered or measured amounts while maintaining the product's purity.

     The Company's competitors are the manufacturers of all existing packages and bottles that contain flowable food and beverage products. Typically, large sizes of beverages and other flowable products, such as condiments, certain fruit juices and wine, will remain fresh without refrigeration for a relatively long period of time before being opened; however, once the container is opened, the contents will spoil within a short period of time. In the case of containers with general purpose valves, where the product is dispensed by applying pressure with a finger, the product flows out at the same time air enters the container, thereby accelerating the spoilage of the remainder of the product, and the repeated use of fingers directly adjacent to the spout also can lead to unsanitary conditions. There are several faucet-type valves that eliminate some of the sanitary problems described above, but they are costly and not widely used. Also, there are soda-fountain-type pumps utilized for various condiments employing stainless steel or plastic containers into which the condiments are poured and which may encounter spillage onto the dispensing mechanism during the course of a day and require frequent servicing. To be sanitary, these pumps must be disassembled, cleaned and sterilized daily.

     The Systems offer a distinct advantage over each of these other systems because each System is designed to prohibit the flow of air and contaminants back into it when product is being dispensed. It is anticipated that a System will require no cleanup, since the product will always be contained in a bag or a pouch and the entire system will be disposable and recyclable. A self-contained system provides considerably more product purity and cleanliness.

     The Systems are designed to keep products fresher and purer while being consumed, potentially with less preservatives and sometimes without refrigeration. In instances where available on premises, additional precise temperature control in conjunction with the Systems will provide vendors with the ability to serve and sell perishable products at their optimum temperature.

Patents, Trademarks and Other Intellectual Property

     Under the License Agreement, RIC has granted to the Company a license to use certain patents relating to the Systems and their component parts which RIC in turn licenses from RILP, the owner of such patents. The License Agreement includes a license to the Company to use certain trademarks RIC licensed from RILP, which the Company believes to be immaterial. These patents encompass a broad range of delivery and dispensing technologies and product applications for food and beverages. The following sets forth a summary of certain key patents.

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

                    U.S. Patent No. 5,305,786 (Expiration Date: April 26, 2011)

7. A dispenser with two separate collapsible chambers, each holding a component or substance to be mixed before use with at least one component being in a flowable condition. A one-way valve permits flow of the flowable component into the other chamber and prevents any backflow, thereby providing the dispensing of a mixture having a short use lifetime where the components of the mixture are capable of being stored separately for an extended period.

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

                    U.S. Patent No. 5,673,251 (Expiration Date: August 24, 2014)

Agreement with Well Men

     On December 23, 1997, the Company entered into an agreement with Well Men Industrial Company Limited, a Hong Kong registered corporation ("Well Men"), pursuant to which Well Men granted to the Company an exclusive right to market and sell in China certain products, including a water heater for showers, a water pitcher and a filter for such water pitcher (collectively, the "Well Men Products") manufactured by Well Men. Well Men also assigned to the Company for the purpose of commercializing such Well Men Products, all of Well Men's patents and patent applications relating to such Well Men products. Under the agreement the Company has rights of first refusal to sell Well Men Products in any territory outside of China and to market other products developed by Well Men in China. The agreement is for an initial term of ten (10) years and shall continue for successive periods of ten years unless terminated by either party by written notice prior to the end of the existing term.

     Pursuant to the agreement, the Company established a representative office in Guangzhou, China, through which consultation and market research is being provided. The Company has also established, with Well Men's assistance, a Chinese licensed and registered corporation, which will exclusively sell, promote, market, advertise and solicit orders for Well Men Products in China. The Company is solely responsible for all costs and expenses of the Chinese corporation until such time as it is profitable. However, the Company does not have any equity interest in such corporation.

     Although there is high demand for water heaters in China, the Company believes that there are currently only the following three competing water heating products in China: (i) water tanks, which are expensive and non-energy efficient, (ii) electric outlet heaters, which are dangerous and do not sell well and (iii) natural gas, which is expensive and involves complex installation procedures. The Company believes that all of the competing products have numerous disadvantages, which renders the Well Men water heater, with its simple design, its inexpensive manufacturing costs and its safety features, more attractive.

     The Company believes that its agreement with Well Men provides it with a cost efficient means through which to enter into the Chinese market. The Company believes that significant marketing opportunities exist in China and around the world for the establishment of strategic alliances involving Well Men's technology for various applications and product categories. The Company will endeavor to integrate other existing technology with Well Men's technology, including the Technologies licensed to the Company under the License, which can be commercialized, marketed and manufactured in a wide variety of applications, worldwide.

     The Company believes that its relationship with Well Men will further its overall business purpose of commercializing proprietary technologies that are economically viable, commercially profitable and environmentally friendly.

Research and Development

     The Company spent approximately $116,295 on research and development activities during Fiscal 1997 and $39,386 during the fiscal year ended December 31, 1996.

     The Company has entered into an agreement, dated March 5, 1996, with Nologies, under which Nologies will assist in (i) the directing and managing of product and technology development, (ii) licensing and strategic alliance pursuits, and (iii) other related services that the Company may request from time to time, in the area of food and beverage dispensing and delivery systems. The term of such agreement has been extended through February 28, 1999 and may be terminated upon 30 days' written notice. The Company shall pay Nologies $8,000 per month and reimburse it for reasonable documented business expenses. Pursuant to the terms of such agreement, Nologies agrees (a) not to disclose, at any time, any confidential business or technical information or trade secrets acquired during its association with the Company and which relates to the present or contemplated business of the Company, whether or not conceived of, discovered, developed or prepared by Nologies, (b) during the term of the agreement and for a one year period thereafter, it will not represent, consult, serve, or be employed by any competing enterprise, and (c) never to divulge any confidential information to any third party.

Employees

     As of March 23, 1998, the Company employed four people on a full-time basis, two as executive officers, one as an office manager and one as the manager of its representative office in China.


ITEM 2.  Description of Property.

     The Company currently subleases, from a non-affiliated third party, approximately 1,800 square feet of space for its principal executive office at 2500 Westchester Avenue, Purchase, New York 10577. The monthly rental on this property is approximately $2,786. Management believes that this facility is adequate for the Company's intended activities in the foreseeable future. The sublease terminates on February 29, 2000. If this sublease is not renewed, the Company does not anticipate any significant problems in finding suitable alternative space.

ITEM 3.  Legal Proceedings.

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of the Company's fiscal year ended December 31, 1997 ("Fiscal 1997"), no matter was submitted to a vote of securityholders of the Company.

                                     PART II


ITEM 5.  Market for the Company's Common Equity and Related Stockholder Matters.

     Since the consummation of the Company's initial public offering on October 23, 1996 (the "IPO"), the Company's Common Stock has been traded and quoted under the symbol IDND on the OTC Bulletin Board. The Company's Class A Warrants and IPO Units are also traded and quoted on the OTC Bulletin Board under the symbols IDNDW and IDNDU, respectively. Each IPO Unit consists of two shares of Common Stock and two Class A Warrants. Each of the 3,241,668 outstanding Class A Warrants entitles the holder thereof to purchase one share of Common Stock at $7.00 per share (subject to adjustment) during the four year period commencing October 3, 1997. The following table sets forth the high and low bid prices for the Common Stock, Class A Warrants and IPO Units, as quoted on the OTC Bulletin Board, for the periods indicated. Quotations are interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.


                            Common Stock    Class A Warrants      IPO Units
                            ------------    ----------------      ---------
                            High     Low      High     Low      High      Low
                            ----     ---      ----     ---      ----      ---

Quarter ended
  December 31, 1996 ...... $11.25   $0.30    $5.25    $0.01    $30.50    $0.625

Quarter ended
  March 31, 1997 ......... $ 0.69   $0.32    $0.125   $0.01    $ 1.45    $0.8125

Quarter ended
  June 30, 1997 .......... $ 0.49   $0.34    $0.06    $0.03    $ 1.25    $0.8125

Quarter ended
  September 30, 1997 ..... $ 0.39   $0.23    $0.03    $0.001   $  .98    $0.55

Quarter ended
  December 31, 1997 ...... $ 1.22   $0.245   $0.625   $0.001   $ 5.375   $0.375

Quarter ending
  March 31, 1998 ......... $ 2.75   $0.245   $0.625   $0.001   $ 6.375   $0.375
  (through March 17, 1998)


     As of March 23, 1998, the Company had 53 holders of record of its Common Stock. The Company believes that there are a significant number of shares of the Company's Common Stock in street name and, consequently, is unable to determine the actual number of beneficial owners.

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

Recent Sales of Unregistered Securities

     In October 1995, in connection with a settlement of actions and claims against certain affiliates of RIC and RIC's officers and directors, the Company issued (i) 2,900,000 shares of Common Stock to RIC as partial compensation under the License Agreement, (ii) an aggregate of 1,500,000 shares of Common Stock (the "Investor Shares") to certain investors in RILP, including Gregory Abbott (422,000 shares) and George Kriste (130,000 shares), and (iii) an aggregate of 450,000 shares of Common Stock to certain individuals, including Joseph Koster (58,000 shares), David Brenman (53,000 shares) and Jon Silverman (50,000 shares) for services rendered.

     Between October 1995 and April 1996, the Company (i) sold an aggregate of 525,000 shares of Common Stock to the certain non-affiliates of the Company (the "Bridge Securityholders") for a total of $1,050,000 (the "Private Placement") and (ii) entered into a loan with the Bridge Securityholders in the aggregate amount of $1,050,000 (the "Bridge Loan"). Each Bridge Securityholder participated in both the Private Placement and the Bridge Loan. The Bridge Loan bore interest at the rate of eight (8%) percent per annum and was completely repaid out of the proceeds received by the Company from the IPO. As further consideration for the Bridge Loan, the Bridge Securityholders acquired 787,500 Units (the "Bridge Units") which are comprised of 1,575,000 shares of Common Stock and 1,575,000 Class A Warrants. The Class A Warrants included in the Bridge Units are identical to the Class A Warrants included in the Units issued in the IPO (the "IPO Units," and together with the Bridge Units, the "Units"). Each Unit consists of two shares of Common Stock and two redeemable Class A purchase warrants (the "Class A Warrants"). Each Class A Warrant entitles the holder to purchase one share of Common Stock for $7.00 during the four year period commencing October 3, 1997. The Class A Warrants are redeemable by the Company at $.05 per warrant at any time after October 3, 1998, if certain conditions are met.

     The securities issued in connection with the Private Placement and the Bridge Loan were issued pursuant to Section 4(2) of the Securities Act. The Company will not receive any of the proceeds from the resale of the Bridge Securities. Should the Class A Warrants offered by the Bridge Securityholders be exercised, of which there is no assurance, the Company will receive the proceeds therefrom aggregating up to $11,025,000.

     In November and December 1995, the Company issued convertible notes in the principal amounts of $100,000 (the "November Note") and $50,000 (the "December Note"), respectively. The November Note and the December Note were issued pursuant to Section 4(2) of the Securities Act. The notes bore interest at an annual rate of 8%. The November Note came due on April 15, 1996 and the December Note came due on December 20, 1996. Each of the notes was convertible into an aggregate of 1,200,000 shares of Common Stock. On June 28, 1996, in accordance with an agreement with the Company, the holder of the December Note agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay it $300,000. The amounts owed by the Company to the holders of the convertible notes were paid out of the proceeds of the IPO.


ITEM 6.  Management's Discussion and Analysis or Plan of Operations.

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

     The Company is focusing its marketing activities on the application of the licensed technologies in the Field of Use as set forth in the License Agreement, which encompasses the food and beverage industries as broadly defined. Within such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following:
(a) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (b) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and
(c) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressings, oils and mustard.

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

     The Company has entered into a strategic alliance with Packaging on October 1, 1997. The resulting products of this Joint Systems Development Agreement will be a variety of bag-in-a-box delivery systems with unique valve/pump technology for the food and beverage industries. These new systems, when developed, will be marketed throughout the United States. The Company believes that the development of these new systems, utilizing the combined technologies, will open new markets for bag-in-a-box applications.

     The Company entered into an agreement with Well Men on December 23, 1997 to commercialize certain proprietary and patented technologies relating to a shower water heater and a filter for a water pitcher developed by Well Men (the "Well Men Technologies"). The Company, without charge, has been assigned the rights, title and interest in and to the Well Man Technologies, in addition to being granted a right of first refusal with respect to future products developed by Well Men. The Well Men Technologies have applications in the consumer durable products market. The Company has opened a Representative Office in Guangzhou, the People's Republic of China to promote the sales of these products, and to establish the name of the Company. Operations commenced in March 1998.

     The Company is subject to a number of risks including the Company's lack of prior operating history. The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of existing and proposed products. In the event of bankruptcy of RIC, the status of the continuing obligations of the various parties to and under the License Agreement is unclear since a court in a bankruptcy proceeding may not enforce such continuing obligations. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.

Results of Operations

     The Company has not generated any revenues to date and must be considered to be in the development stage. The activities of the Company since inception in October 1995 have been primarily directed at formational activities, including the completion of initial capitalization.

     In addition, the Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies. In this regard, discussions have been conducted with major companies in Canada, Europe, Australia and the United States to explore opportunities in the product categories.

     During 1995, two convertible promissory notes were issued for $100,000 and $50,000, respectively. On April 15, 1996, the $100,000 note came due and was paid by the Company. On June 28, 1996, in accordance with an agreement with the Company, the holder of the $50,000 note, which would have come due on December 20, 1996 and contained the right to convert into 1.2 million shares of common stock, agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay it $300,000. The amounts owed by the Company to the holders of the notes were paid out of the proceeds of the IPO. The Company recorded an extraordinary loss on retirement of debt of $250,000 for the year ended December 31, 1996.

     From October 10, 1995 (inception) to December 31, 1997, the Company has incurred a net loss from operations of approximately $2,447,570.

Financial Condition

     As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through December 31, 1997. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not foresee operating revenue until the end of the first quarter of the fiscal year ending December 31, 1998. As of December 31, 1997, the Company had liquid assets of approximately $3,138,000.

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


ITEM 7.  Financial Statements.

     See the financial statements and notes related thereto, beginning on page F-1, following this page.

                      INTERNATIONAL DISPENSING CORPORATION

                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ................................... F-2

FINANCIAL STATEMENTS:

Balance Sheet as of December 31, 1997 ...................................... F-3

Statements  of  Operations  for the Years Ended  December 31, 1997 and ..... F-4
1996,  and the  Period  from  Inception  (October  10,  1995)  Through
December 31, 1997

Statements  of Cash Flows for the Years  Ended  December  31, 1997 and ..... F-5
1996,  and the  Period  from  Inception  (October  10,  1995)  Through
December 31, 1997

Statements of Changes in  Stockholders'  Equity  (Deficiency)  for the ..... F-6
Period from Inception (October 10, 1995) Through December 31, 1995 and the Years Ended December 31, 1997 and 1996

NOTES TO FINANCIAL STATEMENTS .............................................. F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
International Dispensing Corporation:


We have audited the accompanying balance sheet of International Dispensing Corporation (a Delaware corporation in the development stage) as of December 31, 1997, and the related statements of operations and cash flows for the years ended December 31, 1997 and 1996, and for the period from inception (October 10,
1995) to December 31, 1997 and the statements of stockholders' equity (deficiency) for the period from inception (October 10, 1995) through December 31, 1995 and for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Dispensing Corporation as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and for the period from inception (October 10, 1995) to December 31, 1997, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

New York, New York
March 18, 1998


                      INTERNATIONAL DISPENSING CORPORATION

                          (a development stage company)

                                  BALANCE SHEET

                                DECEMBER 31, 1997


ASSETS
------

CURRENT ASSETS:
         Cash and cash equivalents .....................................................   $ 3,138,204
         Prepaid expenses ..............................................................        46,333

              Total current assets .....................................................     3,184,537

FIXED ASSETS:
         Leasehold improvements ........................................................         7,270
         Office equipment ..............................................................         4,350
         Automobile ....................................................................        21,919
         Accumulated depreciation and amortization .....................................        (6,558)
                                                                                           -----------
              Net fixed assets .........................................................        26,981

OTHER ASSETS ...........................................................................        57,786
         Total assets ..................................................................   $ 3,269,304


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

CURRENT LIABILITIES:
         Accounts payable ..............................................................   $    12,255
         Accrued expenses ..............................................................        49,766
                                                                                           -----------
              Total current liabilities ................................................        62,021
              Total liabilities ........................................................        62,021
                                                                                           -----------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIENCY):
         Preferred stock, $.001 par value; 2,000,000 shares authorized, no shares issued
           or outstanding ..............................................................          --
         Common stock, $.001 par value; 40,000,000 shares authorized, 9,566,668
           shares issued and outstanding ...............................................         9,567
         Additional paid-in capital ....................................................     9,895,286
         Deficit accumulated during the development stage ..............................    (6,697,570)
                                                                                           -----------
              Total stockholders' equity ...............................................     3,207,283
                                                                                           -----------
              Total liabilities and stockholders' equity ...............................   $ 3,269,304
                                                                                           ===========

The accompanying notes are an integral part of this balance sheet.



                      INTERNATIONAL DISPENSING CORPORATION

                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                                         Cumulative
                                                                                                                     from Inception
                                                                                                                 (October 10, 1995)
                                                                                                                            Through
                                                                              Years Ended December 31                   December 31,
                                                                             1997                   1996                       1997
                                                                        -----------             -----------             -----------

REVENUES                                                                $      --               $      --               $       --

COSTS AND EXPENSES:
  General and administrative ...............................              1,328,411               1,039,071               2,612,250
  Depreciation and amortization ............................                  4,516                   1,162                   6,560
                                                                        -----------             -----------             -----------
         Total costs and expenses ..........................              1,332,927               1,040,233               2,618,810
                                                                        -----------             -----------             -----------
         Loss from operations ..............................             (1,332,927)             (1,040,233)             (2,618,810)

INTEREST EXPENSE ...........................................                   --                   (62,520)                (66,665)

INTEREST INCOME ............................................                187,836                  50,069                 237,905
         Net loss before
         extraordinary loss ................................             (1,145,091)             (1,052,684)             (2,447,570)

EXTRAORDINARY LOSS ON
  RETIREMENT OF DEBT .......................................                   --                  (250,000)               (250,000)
                                                                        -----------             -----------             -----------
         Net loss ..........................................            $(1,145,091)            $(1,302,684)            $(2,697,570)
                                                                        ===========             ===========             ===========

BASIC LOSS PER SHARE BEFORE
EXTRAORDINARY ITEM .........................................            $      (.12)            $      (.15)

BASIC EXTRAORDINARY LOSS
PER SHARE ..................................................            $      --               $      (.03)
                                                                        -----------             -----------

BASIC LOSS PER SHARE .......................................            $      (.12)            $      (.18)
                                                                        ===========             ===========

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING .........................................              9,566,668               7,161,004
                                                                        ===========             ===========

DILUTED LOSS PER SHARE
  BEFORE EXTRAORDINARY
  ITEM .....................................................            $      (.12)            $      (.15)

DILUTED EXTRAORDINARY
  LOSS PER SHARE ...........................................            $      --               $      (.03)
                                                                        -----------             -----------

DILUTED LOSS PER SHARE .....................................            $      (.12)            $      (.18)
                                                                        ===========             ===========

DILUTED WEIGHTED AVERAGE ...................................              9,566,668               7,161,004
  SHARES OUTSTANDING                                                    ===========             ===========


The accompanying notes are an integral part of these statements.


                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                         Cumulative
                                                                                                                     from Inception
                                                                                                                 (October 10, 1995)
                                                                                                                            Through
                                                                                  Years Ended December 31               December 31,
                                                                                1997                   1996                    1997
                                                                              -----------          -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................         $(1,145,091)         $(1,302,684)         $(2,697,570)
  Adjustments to reconcile net loss to net cash used
    in operating activities --
         Depreciation and amortization ..............................               4,514                1,162                6,558
         Noncash compensation .......................................                --                   --                 76,238
         Loss on retirement of debt .................................                --                250,000              250,000
         Changes in operating assets and liabilities --
           Decrease (increase) in prepaid expenses ..................              49,500              (95,833)             (46,333)
           Decrease (increase) in other assets ......................              37,975              (81,084)             (51,986)
           (Decrease) increase in accrued expenses ..................             (67,993)              71,953               49,766
           Increase in accounts payable .............................              12,255                 --                 12,255
                                                                              -----------          -----------          -----------
              Net cash used in operating activities .................          (1,108,840)          (1,156,486)          (2,401,072)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets ..........................................             (21,919)              (2,795)             (33,539)
  Purchase of license ...............................................                --             (3,649,739)          (4,000,000)
                                                                              -----------          -----------          -----------
         Net cash used in investing activities ......................             (21,919)          (3,652,534)          (4,033,539)
                                                                              -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement ...................................                --              1,750,000            2,100,000
  Proceeds from issuance of convertible debt ........................                --                   --                150,000
  Repayment of promissory notes .....................................                --               (300,000)            (300,000)
  Repayment of bridge loans .........................................                --             (1,050,000)          (1,050,000)
  Repayment of convertible debt .....................................                --               (100,000)            (100,000)
  Proceeds from initial public offering .............................                --              8,772,815            8,772,815
                                                                              -----------          -----------          -----------
         Net cash provided by financing
           activities ...............................................                --              9,072,815            9,572,815
                                                                              -----------          -----------          -----------
         Net (decrease) increase in cash and
           cash equivalents .........................................          (1,130,759)           4,263,795            3,138,204

CASH AND CASH EQUIVALENTS, beginning of
  year ..............................................................           4,268,963                5,168                 --
                                                                              -----------          -----------          -----------

CASH AND CASH EQUIVALENTS, end of year ..............................         $ 3,138,204          $ 4,268,963          $ 3,138,204
                                                                              ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
         Cash paid for interest .....................................         $      --            $    66,665          $    66,665

NONCASH INVESTING AND FINANCING
  ACTIVITIES:
         Issuance of common stock ...................................         $      --            $      --            $     5,800
         Purchase of license from affiliate .........................                --                   --            $ 4,000,000

The accompanying notes are an integral part of these statements.



                      INTERNATIONAL DISPENSING CORPORATION

                          (a development stage company)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)

                        THROUGH DECEMBER 31, 1995 AND THE

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                         Deficit
                                                                                                        Accumulated          Total
                                                                                      Additional        During the     Stockholders'
                                                            Common Stock                Paid in         Development         Equity
                                                      Shares            Amount          Capital            Stage           (Deficit)
                                                  -----------      -----------      -----------       -----------       -----------
BALANCE, October 10, 1995
  (inception) ..............................             --        $      --        $      --         $      --         $      --
  Issuance of common stock
    pursuant to License
    Agreement ..............................        2,900,000            2,900             --                --               2,900
  Issuance of common stock
    pursuant to Settlement
    Agreement ..............................        1,950,000            1,950             --                --               1,950
  Issuance of common stock to
    management .............................          950,000              950           76,238              --              77,188
  Purchase of License from
    Affiliate ..............................             --               --               --          (4,000,000)       (4,000,000)
  Issuance of common stock in
    private placement ......................           87,500               88           43,662              --              43,750
  Issuance of common stock
    rights in private placement ............             --               --            131,250              --             131,250
  Net loss .................................             --               --               --            (249,795)         (249,795)
                                                  -----------      -----------      -----------       -----------       -----------

BALANCE, December 31, 1995 .................        5,887,500            5,888          251,150        (4,249,795)       (3,992,757)
  Issuance of common stock in
    private placement ......................          437,500              437          218,313              --             218,750
  Issuance of common stock
    rights in private placement ............             --               --            656,250              --             656,250
  Issuance of common stock to
    bridge lenders .........................        1,575,000            1,575           (1,575)             --                --
  Issuance of common stock in
    public offering, net of
    issuance costs of $1,227,193 ...........        1,666,668            1,667        8,771,148              --           8,772,815
  Net loss .................................             --               --               --          (1,302,684)       (1,302,684)
                                                  -----------      -----------      -----------       -----------       -----------

BALANCE, December 31, 1996 .................        9,566,668            9,567        9,895,286        (5,552,479)        4,352,374

  Net loss .................................             --               --               --          (1,145,091)       (1,145,091)
                                                  -----------      -----------      -----------       -----------       -----------

BALANCE, December 31, 1997 .................        9,566,668      $     9,567      $ 9,895,286       $(6,697,570)      $ 3,207,283
                                                  ===========      ===========      ===========       ===========       ===========


The accompanying notes are an integral part of these statements.


                      INTERNATIONAL DISPENSING CORPORATION

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


1. THE COMPANY AND ORGANIZATION

International Dispensing Corporation, formerly known as ReSeal Food Dispensing Systems, Inc. (the "Company"), was incorporated in the State of Delaware in October 1995 and is in the development stage. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") licensed from ReSeal International Corporation ("RIC"). The Technologies are designed to dispense a flowable product while maintaining the product's sterility, purity and freshness without employing preservatives.

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

Fixed Assets

Furniture and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years. Leasehold improvements are recorded at cost and amortized over the term of the lease or life of the asset, whichever is shorter.

Patents

Costs to develop patents are expensed when incurred.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." The adoption of SFAS No. 128 requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of common shares outstanding during the year. Diluted Earnings per Share is based on the average number of common shares outstanding during the year plus the common share equivalents related to outstanding stock options and deferred contingent common stock awards. There were no common share equivalents outstanding at December 31, 1997 and 1996, that would have a dilutive effect on earnings for those respective years. As required by SFAS No. 128, the 1996 net loss per share amounts have been restated to comply with the standard.

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

Recently Issued Accounting Standards

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations.

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

4. LICENSE AGREEMENT

In October 1995, the Company entered into a License Agreement (the "Agreement") with RIC, which was amended on June 17, 1996, pursuant to which the Company obtained the right to commercialize and market the Technologies to third parties for its implementation in the food and beverage industries. The Technologies are licensed by RIC from its parent, Reseal International Limited Partnership ("RILP"). The Agreement is royalty free and allows the Company to grant sublicenses to third parties. Pursuant to the Agreement, the Company issued 2,900,000 shares of its common stock to RIC and paid $750,000 upon the completion of a private placement (Note 5) and the remaining balance of $3,250,000 upon the completion of the initial public offering (Note 3). The cash paid to RIC and the common stock issued for this acquisition were charged directly to stockholders' equity and therefore not reflected as an asset on the Company's Balance Sheet. The Agreement terminates at the end of the Technologies' useful economic life.

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

6. SETTLEMENT AGREEMENT

In October 1995, in connection with a settlement of actions and claims against certain affiliates of RIC, the licensor of the Technologies, the Company agreed to issue (i) 2,900,000 shares of common stock to RIC as partial compensation under the License Agreement, (ii) an aggregate of 1,500,000 shares of common stock (the "Investor Shares") to certain investors in RILP, and (iii) an aggregate of 450,000 shares of common stock to certain individuals for services rendered equal to the par value of such shares. Of the 1,500,000 shares issued, 552,000 were issued to individuals who are now members of the board of directors and of the 450,000 shares issued, 161,000 were issued to current members of management and the board of directors.

Pursuant to such settlement, the holders of the Investor Shares may require the Company to file a Registration Statement under the Securities Act with respect to 25% of such shares of common stock, commencing one year from the effective date of the Company's IPO (Note 3), subject to certain conditions and limitations. Further, if the Company proposes to register any shares of common stock under the Securities Act other than pursuant to an initial public offering or the previous sentence, then the holders of the Investor Shares are entitled to include an additional 25% of their shares of common stock in such registration.

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

On April 15, 1996, the Portenoy Note came due and was paid by the Company. On June 28, 1996, in accordance with an agreement with the Company, the holder of the ATG Note, which would have come due on December 20, 1996 and contained the right to convert into 1.2 million shares of common stock, agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay it $300,000. The amounts owed by the Company to the holders of the Convertible Notes were paid out of the proceeds of the IPO. The Company has recorded an extraordinary loss on retirement of debt of $250,000 for the year ended December 31, 1996.

8. MANAGEMENT SHARES

In 1995, the Company issued an aggregate of 950,000 shares to management at par as compensation for services rendered in incorporating the Company. Such shares were issued at fair market value of the

Company's common stock, which was determined based upon the fair market value of the private placement shares (Note 5) and the Convertible Notes. The statement of operations for the period from inception through December 31, 1997 reflects approximately $76,000 of compensation expense related to such shares.

9. RELATED PARTY TRANSACTIONS

Until June 1997, the Company shared office space with certain affiliated companies, including RIC and RILP. The Company also paid certain operating expenses, including compensation of key personnel, on behalf of RIC and RILP. The Company was reimbursed for these expenses as an offset against the liability related to the Agreement (Note 4) in the Company's balance sheet as of December 31, 1996. Beginning in May 1997, the Company began paying the entire cost of obtaining and maintaining patents, a cost which was to be shared equally by the Company and RIC, according to the Agreement. Until the Company is reimbursed by RIC for 100% of these costs, RIC cannot utilize the patents for any purpose. If RIC does not reimburse the Company within one year from the date each payment was made, RIC must negotiate a fee with the Company for the use of such patents for any purpose.

As of December 31, 1997, the Company has a receivable due from RIC related to operating expenses, rent expense and patent costs in the amount of $111,199, which has been fully reserved due to the inability of RIC to reimburse the Company in the foreseeable future.

For the years ended December 31, 1997 and 1996, the Company paid consulting fees to members of management in the aggregate amount of $73,000 and $209,000, respectively.

10. INCOME TAXES

As a result of losses incurred since inception, there is no provision for income taxes in the accompanying financial statements. As of December 31, 1997, the Company has net deferred tax assets of approximately $1.1 million. The Company has established a full valuation allowance against those net deferred tax assets as realizability of such assets is predicated upon the Company achieving profitability. In addition, the use of net operating loss carryforwards may be limited as a result of ownership changes resulting from share issuances.

11. COMMITMENTS AND CONTINGENCIES

     (a) Lease

     The Company leases office space under a noncancelable operating lease, expiring on February 29, 2000. Rental expense for the years ended December 31, 1997 and 1996 was $64,928 and $90,157, respectively. Future minimum lease payments under this lease agreement are $63,510.

     (b) Employment Agreements

     The Company entered into an employment agreement with Jon Silverman, President and CEO, dated January 17, 1997, for the period from October 3, 1996 (the effective date of the Company's registration statement) to December 31, 1999. Pursuant to such employment agreement, Mr. Silverman receives a monthly salary of $15,000. In addition, the Company is obligated to pay the premium on his $1,000,000 life insurance policy, to which Mr. Silverman will designate the beneficiary. He is also entitled to customary benefits and perquisites. In the case that Mr. Silverman's employment is terminated by the Company without cause or for disability, or if Mr. Silverman leaves the employ of the Company for "good reason" (defined in the agreement to include, among other things, a change in control of the Company or the removal of Mr. Silverman from his position as the Chairman of the Board, President and Chief Executive Officer), then Mr. Silverman shall also be entitled to receive in cash within 10 days after such termination an amount equal to the greater of (i) one year's basic salary at the highest rate paid to him during the term of his employment under the agreement or (ii) the basic salary that would have been paid to him had the term of employment ended on December 31, 1999 calculated at the highest rate paid to him during the term of his employment under the agreement.

     (c) Consulting Agreement

     On March 5, 1996, the Company entered into an agreement with Nologies, Inc. ("Nologies") under which Nologies will assist in the directing and managing of product and technology development, licensing and strategic alliance pursuits and other related services in the areas of food and beverage dispensing systems. The term of such agreement extends to February 28, 1999. The Company pays Nologies $8,000 per month plus expenses.

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

The number of Settlement Shares, subject to certain antidilution adjustments, may be increased up to 600,000 shares in the event that 30 months after the effective date of the registration statement the market value of the 300,000 Settlement Shares is less than $2,800,000.

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

13. BUSINESS DEVELOPMENTS

In October 1997, a strategic alliance was formed with Packaging Systems,  L.L.C.
(PSI), the parent company of Rapak, Inc. The resulting products of this Joint Systems Development Agreement will be a variety of Bag-in-Box delivery systems with unique Valve/Pump Technology for the food and beverage industries.
These systems will be marketed throughout the United States.

On December 23, 1997, the Company entered into an agreement with Well Men Industrial Company Limited, a Hong Kong registered corporation ("Well Men"), pursuant to which Well Men granted to the Company an exclusive right to market and sell in China certain Well Men products. Well Men also assigned to the Company for the purpose of commercializing such Well Men products, all of Well Men's patents and patent applications relating to such Well Men products. The agreement is for an initial term of ten years. The Company has opened a representative office in China to promote the sales of these products and to establish the name of the Company. Operations commenced in March, 1998. The Company incurred $125,000 during fiscal 1997 in connection with the start up of the representative office. These expenses have been included in general and administrative expenses on the Company's statement of operations for the year ended December 31, 1997.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.


                                    PART III

ITEM 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

          As of March 23, 1998, the executive officers and directors of the Company are as follows:

          Name               Age              Position(s)
          ----               ---              -----------

   Jon D. Silverman           57       Chairman, President, Chief Executive
                                       Officer and Director

   Jeffrey D. Lewenthal       54       Chief Financial Officer, Executive Vice
                                       President of Business Development,
                                       Treasurer and Secretary

   David W. Brenman           41       Director
   George V. Kriste           50       Director
   Gregory B. Abbott          47       Director


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

     Jeffrey D. Lewenthal has served as Executive Vice President of Business Development and Chief Financial Officer of the Company since March 1997 and Secretary and Treasurer of the Company since June 1997. From March 1996 until joining the Company in March 1997 he was Vice President/Regional Director for Westar Linen Services, Inc., a company providing linen services to the hospital industry. From 1995 to 1996, Mr. Lewenthal was General Manager, Western Region, for Brink's Incorporated, a company providing security services to financial institutions. From 1993 to 1995, he was Region Chief Operating Officer for Loomis Armored, Inc., a security service provider to financial and retail customers. Prior to that, Mr. Lewenthal held various international senior executive positions with PepsiCo and the Seven-Up division of Philip Morris.

     David W. Brenman has been a director of the Company since its inception, had served as President of the Company from its inception through November 1996 and Treasurer of the Company from its inception until June 1997. He also served as a member of the Executive Committee, Chief Financial Officer and Treasurer of RIC from May 1993 through September 1996 and has been a director of RIC since May 1993. Mr. Brenman has been a self-employed attorney and financial consultant since 1988.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, no persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act for any transactions occurring during Fiscal 1997.


ITEM 10. Executive Compensation.

Summary Compensation Table

     The following table sets forth for the three (3) fiscal years ended December 31, 1997, information concerning the compensation paid or accrued to the Chief Executive Officer of the Company. As of December 31, 1997, there were no other persons serving as executive officers of the Company whose salary and bonus for Fiscal 1997 exceeded $100,000.


                              Annual Compensation                            Long-Term Compensation
                 -----------------------------------------------      --------------------------------------
                                                    Other Annual
Name and                                               Compen-        Restricted    Securities     All Other
Principal          Fiscal                              sation            Stock      Underlying     Compensa-
Position            Year     Salary($)     Bonus($)    ($)(1)          Awards($)    Options(#)      tion($)

Jon Silverman       1997      $187,500        -           -                -             -         $4000(2)
Chairman, CEO       1996      $144,000        -           -                -             -             -
and President       1995      $ 36,000        -           -                -             -             -

(1) The aggregate amount of perquisites and other personal benefits paid to Mr. Silverman did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus for any given fiscal year and (ii) $50,000. Thus, such amounts are not reflected in the table.

(2) Represents the premiums paid on a $1,000,000 term life insurance policy as to which Mr. Silverman may designate the beneficiary.


Employment and Non-Compete Agreements

     The Company has entered into an employment agreement with Jon Silverman, dated as of January 17, 1997, which expires on December 31, 1999. Pursuant to such agreement, Mr. Silverman receives a base salary of $180,000. In addition, if Mr. Silverman is insurable, the Company is obligated to pay the premium on a $1,000,000 term life insurance policy, to which Mr. Silverman will designate the beneficiary. Under the agreement, Mr. Silverman also is entitled to customary benefits and perquisites.

     Mr. Silverman's employment agreement may be terminated by the Company sooner than December 31, 1999 in the case of his "disability" or "for cause" (as such terms are defined in the agreement). If Mr. Silverman's employment is terminated for any reason he shall receive his basic salary through the effective date of termination. If his employment is terminated due to his disability or without cause by the Company or if Mr. Silverman leaves the employ of the Company for "good reason" (defined in the agreement to include, among other things, a change in control of the Company or the removal of Mr. Silverman from his position as the Chairman of the Board, President and Chief Executive Officer), then Mr. Silverman shall also be entitled to receive in cash within 10 days after such termination an amount equal to the greater of (i) one year's basic salary at the highest rate paid to him during the term of his employment under the agreement or (ii) the basic salary that would have been paid to him had the term of employment ended on December 31, 1999 calculated at the highest rate paid to him during the term of his employment under the agreement.


Compensation of Directors

     Non-employee directors of the Company are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any committees on which they may serve. Directors do not presently receive any fees for attendance or participation at Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Common Stock as of March 23, 1998, for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the Chief Executive Officer and each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. No directors or officers own any Class A Warrants or IPO Units, nor, to the knowledge of the Company, does any person hold more than 5% of such securities.


      Name and Address                                             Percent of
    Of Beneficial Owner (1)              Number of Shares          Class (2)(3)
    -------------------                  ----------------          -----

Reseal International Corporation              2,225,000             23.3%
c/o The ReSeal Companies
599 Lexington Avenue, 23rd Floor
New York, New York 10022

Jon Silverman                                   600,000             6.3%
c/o International Dispensing
 Corporation
2500 Westchester Avenue
Suite 304
Purchase, New York 10577


Gregory Abbott                                1,000,927            10.5%
1200 Kessler Drive
Aspen, CO 81611


David Brenman                                   253,000(3)          2.6%


George Kriste                                   280,000             2.9%


All directors and executive officers          2,133,927(3)         22.3%
as a group (5 persons)


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

(3) Includes 200,000 shares of Common Stock owned of record by Venture Financial Limited Partnership, a limited partnership. David Brenman is the sole shareholder of Venture Financial, Inc., the General Partner of such limited partnership.


ITEM 12.  Certain Relationships and Related Transactions.

     In October 1996, Stratton Oakmont, Inc. ("Stratton Oakmont") acted as the underwriter of the IPO pursuant to an underwriting agreement with the Company (the "Underwriting Agreement"). On January 29, 1997, the United States District Court Judge for the Southern District of New York, entered an order which, inter alia, appointed Harvey R. Miller, Esq. (the "Trustee") to liquidate the business of Stratton Oakmont pursuant to the Securities Investor Protection Act of 1970 (the "Liquidation Proceeding"). As part of such Liquidation Proceeding, the Trustee and the Company entered into a Sale and Assignment Agreement dated as of November 19, 1997 (the "Sale and Assignment Agreement").

     Pursuant to the Sale and Assignment Agreement the Trustee agreed to sell to the Company or to no more than ten qualified designees of the Company (the "Designees"), (a) on the closing date an aggregate number of shares of Common Stock of the Company equal to or greater than 995,705 shares minus (1) 176,778 shares, retained by another person pursuant to a certain settlement agreement with the Trustee and (2) 200,000 shares and (b) all of the remaining shares of Common Stock held by the Trustee on or prior to the first business day that is 180 days after the closing date. The Trustee also agreed to assign to the Company on the closing date all of Stratton Oakmont's right, title and interest in, to and under the Underwriting Agreement, including, without limitation, (i) all of its right, title and interest in, to and under its option to purchase up to an aggregate of 83,333 IPO Units for a purchase price of $.001 per underlying IPO Unit (the "Underwriter's Purchase Option"), (ii) its rights to enforce an agreement by certain stockholders not to sell Common Stock for a period of two years after the effective date of the registration statement relating to the IPO (the "Effective Date"), and (iii) its rights to enforce the agreement by the Company not to issue new stock (except in connection with dividends or similar transactions) for a period of two years after the Effective Date. The Underwriter's Purchase Option was exercisable for a term of twelve months after the Effective Date. Pursuant to the Sale and Assignment Agreement, Mr. Jon Silverman, the Chairman, President and Chief Executive Officer of the Company, and Messrs. Gregory Abbott and George Kriste, each of whom is a director of the Company, purchased from the Trustee for $0.60 per share, 100,000, 367,927, and 150,000 shares of Common Stock, respectively. Each of such persons has agreed not to sell the shares he purchased for a period of two years.


ITEM 13.  Exhibits, List and Reports on Form 8-K.

Exhibits

Exhibit No.

3.1 Restated Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-7915) (the "Form SB-2")).

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

4.1       Specimen Common Stock Certificate (incorporated herein by reference to
          Exhibit 4.1 to the Form SB-2).

4.2       Form of Class A Warrant Agreement (incorporated herein by reference to
          Exhibit 4.2 to the Form SB-2).

10.1 License Agreement by and between the Registrant and RIC, dated as of October 10, 1995, as amended (incorporated herein by reference to Exhibit 10.1 to the Form SB-2).

10.2 Agreement by and between the Registrant and Nologies, dated as of March 5, 1996 (incorporated herein by reference to Exhibit 10.5 to the Form SB-2).

10.3 Form of Bridge Loan Agreement and Promissory Note (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

10.4 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

10.5 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott, George Kriste, David Brenman, Gerald Gottlieb, Marc Gottlieb, Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal International Limited Partnership, Technologies & Advancements, Inc., ReSeal International Corporation, ReSeal Pharmaceutical Systems, Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.6 to the Form SB-2).

10.6 Amendment to the Agreement by and between the Registrant and Nologies, Inc., dated January 14, 1998.*

10.7      Employment  Agreement,  dated as of  January  17,  1997,  between  the
          Registrant and Jon Silverman (incorporated herein by reference to Exhibit 10.9 to the Form 10-K for 1997).

10.8 Registration Rights Agreement dated May 8, 1996 by and between Banco Inversion, S.A., and the Company.*

10.9 Joint Systems Development Agreement entered into as of October 1, 1997, between the Company and Packaging.*

10.10 Sale and Assignment Agreement dated as of November 19, 1997 between the Trustee and the Company.*

10.11 Agreement entered into as of December 23, 1997 between the Company and Well Men.*

10.12 Sublease dated November 5, 1997 between General Motors Corporation and the Company, together with Consent to Sublease dated as of November 12, 1997 between East Ridge Properties I Corporation and General Motors Corporation.*

27        Financial Data Schedule*

----------------------------

* Filed herewith

Reports on Form 8-K

     No Form 8-K was filed by the Company within the fourth quarter of Fiscal 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998                       INTERNATIONAL DISPENSING
                                               CORPORATION



                                             By: /s/ Jon Silverman
                                                 -------------------------
                                                 Jon Silverman
                                                 Chairman, President and Chief
                                                 Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                    Title                     Date


/s/ Jon Silverman          Chairman, President, Chief             March 31, 1998
----------------------     Executive Officer and Director
Jon Silverman              (Principal Executive
                           Officer)

/s/ Jeffrey Lewenthal      Chief Financial                        March 31, 1998
----------------------     Officer, Executive Vice President
Jeffrey Lewenthal          of Business Development (Princi-
                           pal Accounting and Financial Of-
                           ficer), Treasurer and Secretary


----------------------     Director
David Brenman

/s/ Gregory Abbott         Director                               March 31, 1998
----------------------
Gregory Abbott


/s/ George Kriste          Director                               March 31, 1998
----------------------
George Kriste

                      INTERNATIONAL DISPENSING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                 EXHIBITS INDEX

                             Description of Exhibits

Exhibit No.

3.1 Restated Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-7915) (the "Form SB-2")).

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

4.1       Specimen Common Stock Certificate (incorporated herein by reference to
          Exhibit 4.1 to the Form SB-2).

4.2       Form of Class A Warrant Agreement (incorporated herein by reference to
          Exhibit 4.2 to the Form SB-2).

10.1 License Agreement by and between the Registrant and RIC, dated as of October 10, 1995, as amended (incorporated herein by reference to Exhibit 10.1 to the Form SB-2).

10.2 Agreement by and between the Registrant and Nologies, Inc., dated as of March 5, 1996 (incorporated herein by reference to Exhibit 10.5 to the Form SB-2).

10.3 Form of Bridge Loan Agreement and Promissory Note (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

10.4 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

10.5 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott, George Kriste, David Brenman, Gerald Gottlieb, Marc Gottlieb, Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal International Limited Partnership, Technologies & Advancements, Inc., ReSeal International Corporation, ReSeal Pharmaceutical Systems, Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.6 to the Form SB-2).

10.6 Amendment to the Agreement by and between the Registrant and Nologies, Inc., dated January 14, 1998.*

10.7      Employment  Agreement,  dated as of  January  17,  1997,  between  the
          Registrant and Jon Silverman (incorporated herein by reference to Exhibit 10.9 to the Form 10-K for 1997).

10.8 Registration Rights Agreement dated May 8, 1996 by and between Banco Inversion, S.A., and the Company.*

10.9 Joint Systems Development Agreement entered into as of October 1, 1997, between the Registrant and Packaging Systems, LLC.*

10.10 Sale and Assignment Agreement dated as of November 19, 1997 between Harvey R. Miller, Esq., as trustee, for the liquidation of Stratton Oakmont, Inc. and the Registrant.*

10.11 Agreement entered into as of December 23, 1997 between the Company and Well Men Industrial Company Limited.*

10.12 Sublease dated November 5, 1997 between General Motors Corporation and the Company, together with Consent to Sublease dated as of November 12, 1997 between East Ridge Properties I Corporation and General Motors Corporation.*

27        Financial Data Schedule*

----------------------------

* Filed herewith