Form 10QSB
period 1998-03-31
INTERNATIONAL DISPENSING CORP
filed 1998-05-08
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________to_______________

Commission file number 0-21489

                      International Dispensing Corporation
        (Exact name of small business issuer as specified in its charter)


      Delaware                                                  13-3856324
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


      2500 Westchester Avenue, Suite 304, Purchase, New  York  10577
                 (Address  of   principal executive offices)


                                 (914) 251-0336
                           (Issuer's telephone number)


                                 Not applicable
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,566,668 shares of Common Stock as of May 12, 1998

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [X]

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents



Part I - FINANCIAL INFORMATION                                       Page Number


Item 1.  Financial Statements

         Balance Sheets at March 31, 1998 (unaudited)                      2
         and December 31, 1997

         Statements of Operations for the Three Months                     3
         Ended March 31, 1998 and for the Period from Inception
         (October 10, 1995) through March 31, 1998

         Statements of Cash for the Three Months Ended                     4
         March 31, 1998 and for the Period from Inception
         (October 10, 1995) through March 31, 1998

         Notes to Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial                 6
         Condition and Results of Operations


Part II - OTHER INFORMATION                                                9


                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                    March 31,
                                                                                                 December 31,               1998
                                                                                                     1997                (unaudited)
ASSETS                                                                                          -------------           ------------

Current Assets:
         Cash and cash equivalents ...................................................           $ 3,138,204              $2,455,74
         Miscellaneous receivable ....................................................                    --                 60,076
         Prepaid expense .............................................................                46,333                 29,333
                                                                                                 -----------            -----------
                  Total current assets ...............................................             3,184,537              2,551,158

Fixed Assets:
         Leasehold improvements ......................................................                 7,270                  7,270
         Office equipment ............................................................                 4,350                  4,350
         Automobile ..................................................................                21,920                 21,920
         Accumulated depreciation and amortization ...................................                (6,559)                (8,058)
                                                                                                 -----------            -----------
                  Net fixed assets ...................................................                26,981                 25,482
Other Assets .........................................................................                57,786                447,057
                                                                                                 -----------            -----------

                  Total assets .......................................................           $ 3,269,304            $ 3,023,697

                                                                                                 ===========            ===========
Liabilities and Stockholders' Equity

Current Liabilities:
         Accounts payable ............................................................           $    12,255            $    20,362
         Accrued expenses ............................................................           $    49,766            $    44,222
                                                                                                 -----------            -----------
                  Total current liabilities ..........................................                62,021                 64,584
                                                                                                 -----------            -----------
                  Total liabilities ..................................................                62,021                 65,584

Commitments and contingencies

Stockholders' Equity:
         Preferred Stock, $.001 par value; 2,000,000 shares ..........................                    --                     --
           authorized; no shares issued or outstanding
         Common Stock $.001 par value; 40,000,000 shares .............................                 9,567                  9,567
           authorized;  9,566,668 issued and outstanding as of
           December 31, 1997 and March 31, 1998,
           respectively
         Additional paid-in capital ..................................................             9,895,286              9,895,286
         Deficit accumulated during the development stage ............................            (6,697,570)            (6,945,740)
                                                                                                 -----------            -----------
                  Total stockholders' equity .........................................             3,207,283              2,959,113
                                                                                                 -----------            -----------
                  Total liabilities and stockholders' equity .........................           $ 3,269,304            $ 3,023,697
                                                                                                 ===========            ===========



         The accompanying notes are an integral part of these financial statements




                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                                         Cumulative
                                                                                                                      from Inception
                                                                          Three Months           Three Months     (October 10, 1995)
                                                                             Ended                  Ended                  through
                                                                         March 31, 1998         March 31, 1997        March 31, 1998
                                                                         --------------         --------------        --------------
                                                                          (unaudited)            (unaudited)             (unaudited)

Revenues ......................................................           $    57,456            $        --            $    57,456

    Cost of goods sold ........................................                37,584                     --                 37,584
                                                                                                 -----------            -----------
    Gross margin ..............................................                19,872                     --                 19,872

Operating expenses
    General and administrative ................................               301,326                180,096              2,913,576
    Depreciation and amortization .............................                 1,500                    221                  8,060
                                                                          -----------            -----------            -----------
Total expenses ................................................               302,826                180,316              2,921,636


Loss from operations ..........................................               282,954                180,316              2,901,764
Other (income) expense
    Interest expense ..........................................                    --                     --                 66,665

    Interest income ...........................................               (34,784)               (49,206)              (272,689)
                                                                          -----------            -----------            -----------

Net loss before extraordinary loss ............................           $   248,170            $   131,110            $ 2,695,740
Extraordinary loss on retirement of debt ......................                    --                     --                250,000
                                                                          -----------            -----------            -----------

Net loss ......................................................           $   248,170            $   131,110            $ 2,945,740
                                                                          ===========            ===========            ===========

Basic loss per share ..........................................           $     (0.03)           $     (0.01)

Basic and diluted weighted average ............................             9,566,668              9,533,333
  shares outstanding

Diluted loss per share ........................................           $     (0.03)           $     (0.01)


                         The accompanying notes are an integral part of these financial statements





                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                                          Cumulative
                                                                                                                      from Inception
                                                                             Three Months          Three Months   (October 10, 1995)
                                                                                 Ended                Ended                through
                                                                            March 31, 1998        March 31, 1997      March 31, 1998
                                                                            --------------        --------------      --------------
                                                                              (unaudited)           (unaudited)          (unaudited)
Cash flows from operating activities:
Net Loss ............................................................         $  (248,170)         $  (131,110)         $(2,945,740)
Adjustments to reconcile net loss to net cash
 used in operating activities --
    Depreciation and amortization ...................................               1,500                  221                8,058
    Non-cash compensation ...........................................                --                   --                 76,238
    Loss on retirement of debt ......................................                --                   --                250,000
    Changes in operating assets and liabilities; ....................             (66,076)                --                (66,076)
    Increase in miscellaneous receivable
    (Increase) decrease in prepaid expenses .........................              17,000                8,711              (29,333)
    Increase in other assets ........................................             389,272                 --               (441,258)
    Increase (decrease) in accrued expenses .........................              (2,563)             (70,157)              64,584
                                                                              -----------          -----------          -----------

Net cash used in operating activities ...............................            (682,455)            (192,233)          (3,083,527)
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
    Purchase of fixed assets ........................................                --                   --                (33,539)
    Purchase of license .............................................                --                   --             (4,000,000)
                                                                              -----------          -----------          -----------

Net cash used in investing activities ...............................                --                   --             (4,033,539)

Cash flows from financing activities:
    Proceeds from private placement .................................                --                   --              2,100,000
    Proceeds from issuance of convertible debt ......................                --                   --                150,000
    Repayment of promissory notes ...................................                --                   --               (300,000)
    Repayment of bridge loans .......................................                --                   --             (1,050,000)
    Repayment of convertible debt ...................................                --                   --               (100,000)
    Proceeds from initial public offering ...........................                --                   --              8,772,815
                                                                              -----------          -----------          -----------

Net cash provided from financing activities .........................                --                   --              9,572,815
                                                                              -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents, ...............            (682,455)            (192,233)           2,455,749
Cash and cash equivalents, beginning of period ......................           3,138,204            4,268,963                 --
                                                                              -----------          -----------          -----------

Cash and cash equivalents, end of period ............................         $ 2,455,749          $ 4,076,630          $ 2,455,749
                                                                              ===========          ===========          ===========
Supplemental disclosure of cash flow
information:
    Cash paid for interest ..........................................                --                   --                 66,665
    Cash paid for taxes .............................................                --                   --                   --
Non-cash investing and financing activities:
    Issuance of common stock ........................................                --                   --            $     5,800
    Purchase of license from affiliate ..............................                --                   --            $ 4,000,000



                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
              (Information as of and for the period ended March 31,
                               1998 is unaudited)


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of March 31, 1998 and statements of operations and statements of cash flows for the three months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Results of operations for the three month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

         In  the  opinion  of  management,   the  unaudited   interim  financial
statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company.
All such adjustments are of a normal recurring nature.


2.       BUSINESS DEVELOPMENTS

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

         The Company is primarily focusing its marketing activities on the application of the licensed technologies in the Field of Use (as defined below) as set forth in that certain Amended and Restated License Agreement, between the Company and RIC, which encompasses the food and beverage industries as broadly defined. "Field Of Use" means the use of the Technology to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the Technology or the manufacture, use, lease, sale or distribution of which uses the Technology (collectively the "Product") intended for use in an industrial or commercial place of business in the preparation of food or beverage at such place of business, (b) any food or beverage Product intended for use in an industrial or commercial place of business by a customer purchasing food or beverage at such place of business for consumption on or off the premises of such place of business, or (c) any food or beverage Product intended to be sold to or by food or beverage wholesale price discounters, retailers and similar establishments that sell food or beverage to consumers. Within such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following: (i) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (ii) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and (iii) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressing, oils and mustard.

         The prototype tooling for production of prototype Valve Assemblies will be completed in the second quarter of 1998. Upon production of initial prototype Valve Assemblies, also anticipated to be completed in the second quarter, such Valve Assemblies will be subjected to independent laboratory

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


testing. In addition, the Company will supply specific prototype Systems to customers for consumer testing.

         On  November  10,  1997,  the  Company  entered  into a  Joint  Systems
Development Agreement with Packaging Systems, L.L.C., the parent company of Rapak, Inc. The resulting products of this strategic alliance will be Bag-in-Box with unique Valve/Pump Technology food and beverage delivery systems that will be marketed to the food and beverage industries throughout the United States.

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


                              Result of Operations

         In March, 1998, the Company had revenues of $57,456, all of which were derived from the sale of Well Men products in China. Such revenues were the first generated by the Company since its inception. The Company anticipates steadily increasing revenues from the sale of Well Men Products during the next 12 months.

         In addition, the Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies. In this regard, discussions have been conducted with major companies in Canada, Europe, Australia and the United States to explore opportunities in the product categories.

         The Company incurred General and Administrative expenses of $301,326 in the quarter ended March 31, 1998 versus General and Administrative expenses of $180,316 for the quarter ended March 31, 1997. This increase of $121,010 over the comparable period last year is due primarily to the Company's accelerated investment in research and development of its core technology, and its start-up costs associated with the Well Men Agreement.

         The Company has reported a net loss from operations of $ 2,945,740 since inception.


                               Financial Condition

         As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through March 31, 1998. The Company's continuing existence is dependent on its ability to attain profitable operations. As of March 31, 1998, the Company had liquid assets of $2,455,749.

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

         The Company believes that it has adequate funds available to conduct and continue its business and does not foresee needing to raise additional funds in the next 12 months.

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


                                        INTERNATIONAL DISPENSING
                                             CORPORATION



Date:  May 8, 1998                   /s/ Jon D. Silverman
                                        ---------------------
                                       Jon D. Silverman
                                       Chairman of the Board, Chief Executive
                                         Officer & President
                                       (Principal Executive Officer)



Date:  May 8, 1998                   /s/ Jeffrey D. Lewenthal
                                       -------------------------
                                       Jeffrey D. Lewenthal
                                       Chief Financial Officer and Treasurer
                                         (Principal Accounting and Financial
                                          Officer)