Form 10QSB
period 1998-06-30
INTERNATIONAL DISPENSING CORP
filed 1998-07-24
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to_______________

Commission file number  0-21489

                      International Dispensing Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                        13-3856324
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


          2500 Westchester Avenue, Suite 304, Purchase, New York 10577
          ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (914) 251-0336
                           ---------------------------
                           (Issuer's telephone number)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,566,668 shares of Common Stock as of July 23, 1998

Transitional Small Business Disclosure Format (Check One): Yes [ ]     No [X]

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents



Part I  FINANCIAL INFORMATION                                        Page Number

Item 1.  Financial Statements

         Balance Sheets at June 30, 1998 (unaudited)                        3
         and December 31, 1997

         Statements of Operations for the Six and Three Months              4
         Ended June 30, 1998 and 1997 and for the Period from
         Inception (October 10, 1995) through June 30, 1998

         Statements of Cash Flows for the Six Months Ended                  5
         June 30, 1998 and 1997 and for the Period from Inception
         (October 10, 1995) through June 30, 1998

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial                  7
         Condition and Results of Operations

Part II  OTHER INFORMATION                                                  10

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                        June 30,    December 31,
                                                          1998          1997
                                                      -----------   ------------
                                                      (unaudited)
Assets
Current Assets:
Cash and cash equivalents ........................   $ 1,771,966    $ 3,138,204
Accounts receivable ..............................       343,670           --
Prepaid expenses .................................        12,333         46,333
                                                     -----------    -----------
                              Total current assets     2,127,969      3,184,537
Fixed Assets:
Leasehold improvements ...........................         7,270          7,270
Office equipment .................................         4,350          4,350
Automobile .......................................        21,920         21,920
Accumulated Depreciation and Amortization ........        (9,558)        (6,559)
                                                     -----------    -----------
                                  Net fixed assets        23,982         26,981
Other Assets .....................................       676,413         57,786
                                                     -----------    -----------
                                      Total Assets   $ 2,828,364    $ 3,269,304
                                                     ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable .................................        26,760         12,255
Accrued expenses .................................        36,601         49,766
                                                     -----------    -----------
Total current liabilities ........................        63,361         62,021
                                                     -----------    -----------
                                 Total liabilities        63,361         62,021
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; ................          --             --
2,000,000 shares authorized, no
shares issued or outstanding
Common stock, $.001 par value; ...................         9,567          9,567
40,000,000 shares authorized;
9,566,668 issued and outstanding
as of Dec. 31, 1997 and June 30,
1998 respectively
Additional paid-in capital .......................     9,895,286      9,895,286
Deficit accumulated during .......................    (7,139,850)    (6,697,570)
development stage
                                                     -----------    -----------
                        Total stockholders' equity     2,765,003      3,207,283
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $ 2,828,364    $ 3,269,304
                                                     ===========    ===========


    The accompanying notes are an integral part of these financial statements


                                                INTERNATIONAL DISPENSING CORPORATION
                                                   (A Development Stage Company)

                                                       STATEMENT OF OPERATIONS

                                                                                                                          Cumulative
                                                              Six Months                        Three Months          from Inception
                                                                 ended                             ended            October 10, 1995
                                                       ----------------------------    -----------------------------         through
                                                       June 30, 1998  June 30, 1997    June 30, 1998   June 30, 1997   June 30, 1998
                                                        -----------    -----------      -----------     -----------      -----------
                                                        (unaudited)    (unaudited)      (unaudited)     (unaudited)      (unaudited)

Revenues ...........................................    $   332,750     $      --       $   275,294     $      --       $   332,750

Cost of goods sold .................................        187,095            --           149,511            --           187,095
                                                        -----------     -----------     -----------     -----------     -----------
Gross margin .......................................        145,655            --           125,783            --           145,655
                                                        -----------     -----------     -----------     -----------     -----------
Operating expenses:
General and Adminstrative ..........................        646,694         438,533         345,368         258,537       3,258,944
Depreciation and Amortization ......................          3,000             442           1,500             221           9,560
                                                        -----------     -----------     -----------     -----------     -----------

Total operating expenses ...........................        649,964         438,975         346,868         258,758       3,268,504
                                                        -----------     -----------     -----------     -----------     -----------

Loss from operations ...............................       (504,039)       (438,975)       (221,085)       (258,758)     (3,122,849)
Other income (expense) .............................           --              --              --              --              --
Interest expense ...................................           --              --              --              --            66,665

Interest income ....................................         61,759          98,987          26,975          49,880         299,664
                                                        -----------     -----------     -----------     -----------     -----------

Net loss before extraordinary loss .................    ($  442,280)    ($  339,988)    ($  194,110)    ($  208,878)    ($2,889,850)

Extraordinary loss on retirement of debt ...........           --              --              --              --          (250,000)
                                                        -----------     -----------     -----------     -----------     -----------


Net loss ...........................................    ($  442,280)    ($  339,988)    ($  194,110)    ($  208,878)    ($3,139,850)
                                                        ===========     ===========     ===========     ===========     ===========

Basic and diluted loss per share ...................    $     (0.05)    $     (0.04)    $     (0.02)    $     (0.02)

Basic and diluted weighted average
shares outstanding .................................      9,566,668       9,533,333       9,566,668       9,533,333


                                        The accompanying notes are an integral part of these financial statements



                                                INTERNATIONAL DISPENSING CORPORATION
                                                    (A Development Stage Company)

                                                       STATEMENT OF CASH FLOWS
                                                                                                                          Cumulative
                                                                                                                      from Inception
                                                                               Six Months           Six Months      October 10, 1995
                                                                                 ended                ended                  through
                                                                             June 30, 1998        June 30, 1997        June 30, 1998
                                                                             -------------        -------------        -------------
                                                                               (unaudited)          (unaudited)          (unaudited)
Cash flows from operating activities:
Net Loss ............................................................         ($  442,280)         ($  339,988)         ($3,139,850)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization .....................................               2,999                  442                9,557
  Non-cash compensation .............................................                --                   --                 76,238
  Loss on retirement of debt ........................................                --                   --                250,000
  Changes in operating assets and liabilities .......................                --                   --                   --
  Increase in accounts receivable ...................................            (343,670)             (29,709)            (343,670)
  (Increase) decrease in prepaid expenses ...........................              34,000               17,424              (12,333)
  Increase in other assets ..........................................            (618,627)                --               (670,163)
  Increase (decrease) in accrued expenses ...........................               1,340              (98,421)              63,361
                                                                              -----------          -----------          -----------
Net cash used in operating activities: ..............................         ($1,366,238)         ($  450,252)         ($3,767,310)
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
  Purchase of fixed assets ..........................................                --                (21,920)             (33,539)
  Purchase of license ...............................................                --                   --             (4,000,000)
                                                                              -----------          -----------          -----------
Net cash used in investing activities ...............................                --                (21,920)         ($4,033,539)
Cash flows from financing activities:
  Proceeds from private placement ...................................                --                   --              2,100,000
  Proceeds from issuance of convertible debt ........................                --                   --                150,000
  Repayment of promissory note ......................................                --                   --               (300,000)
  Repayment of bridge loans .........................................                --                   --             (1,050,000)
  Repayment of convertible debt .....................................                --                   --               (100,000)
  Proceeds from initial public offering .............................                --                   --              8,772,815
                                                                              -----------          -----------          -----------
Net cash provided from financing activities .........................                --                (21,920)         $ 9,572,815
                                                                              -----------          -----------          -----------
Net increase (decrease) in cash and cash equivalents ................          (1,366,238)          (4,721,172)           1,771,966
Cash and cash equivalents, beginning of period ......................           3,138,204            4,268,963                 --
                                                                              -----------          -----------          -----------
Cash and cash equivalents, end of period ............................         $ 1,771,966          $ 3,796,791          $ 1,771,966
                                                                              ===========          ===========          ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest ............................................                --                   --            $    66,665
  Cash paid for taxes ...............................................                --                   --                   --
Non-cash investing and financing activities:
Issuance of common stock ............................................                --                   --            $     5,800
Purchase of license from affiliate ..................................                --                   --            $ 4,000,000

                                   The accompanying notes are an integral part of these financial statements


                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
            (Information as of and for the period ended June 30, 1998
                                  is unaudited)


1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      The balance sheet as of June 30, 1998 and statements of operations and statements of cash flows for the six months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Results of operations for the six month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



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

      The Company is primarily focusing its marketing activities on the application of the licensed technologies in the Field of Use (as defined below) as set forth in that certain Amended and Restated License Agreement, between the Company and RIC, which encompasses the food and beverage industries as broadly defined. "Field Of Use" means the use of the Technology to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the Technology or the manufacture, use, lease, sale or distribution of which uses the Technology (collectively, the "Product") intended for use in an industrial or commercial place of business in the preparation of food or beverage at such place of business, (b) any food or beverage Product intended for use in an industrial or commercial place of business by a customer purchasing food or beverage at such place of business for consumption on or off the premises of such place of business, or (c) any food or beverage Product intended to be sold to or by food or beverage wholesale price discounters, retailers and similar establishments that sell food or beverage to consumers. Within such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following: (i) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (ii) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nacho), baby foods and hot toppings in liquid form; and (iii) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressing, oils and mustard.

      The prototype tooling for production of prototype Valve Assemblies has been completed. Upon production of initial prototype Valve Assemblies, such Valve Assemblies will be subjected to independent laboratory testing. In addition, the Company will supply specific prototype Systems to customers for consumer testing.

      On November 10, 1997, the Company entered into a Joint Systems Development Agreement with Packaging Systems, L.L.C., the parent company of Rapak, Inc. The resulting products of this strategic alliance will be BaginBox with unique Valve/Pump Technology food and beverage delivery systems that will be marketed to the food and beverage industries throughout the United States.

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


                              RESULT OF OPERATIONS


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

      Revenue - For the six months ended June 30, 1998, the Company had revenues of $332,750 versus no revenues for the comparable 1997 period. All of these revenues were derived from the sale of Well Men products in China. The sale of Well Men products in China commenced in March of 1998. The Company anticipates continuing revenues from the sale of Well Men products over the next six months.

      Gross Margin - For the six months ended June 30, 1998, the Company had gross margins of $145,655 versus no gross margins for the six months ended June 30, 1997. All of these gross margins derived from the sale of Well Men products in China. The Company anticipates that the 43.77% gross margin on revenue derived from the sale of Well Men products will be maintained over the next six months.

      Operating Expenses - For the six months ended June 30, 1998, the Company had operating expenses of $649,964 versus operating expenses of $438,975 for the six month period ended June 30, 1997. This increase of $210,989, or 48.1% over the comparable period last year is due primarily to the Company's accelerated investment in research and development of its core technology, and its start-up costs associated with the Well Men Agreement.

      Net Loss - For the six months ended June 30, 1998, the Company had a net loss of $442,280 versus a net loss of $339,988 for the six months ended June 30, 1997. This increase in net loss of $102,292, or 30.1% over the comparable period last year is due primarily to the Company's accelerated investment in research and development of its core technology, and its start-up cost associated with the Well Men Agreement.


Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

      Revenue - For the three months ended June 30, 1998, the Company had revenues of $275,294 versus no revenues for the comparable 1997 period. All of these revenues were derived from the sale of Well Men products in China. The sale of Well Men products commenced in March of 1988, when $57,456 in revenues were generated. The Company anticipates continuing revenues from the sale of Well Men products over the next six months.

      Gross Margin - For the three months ended June 30, 1988, the Company had gross margins of $125,783 versus no gross margins for the three months ended June 30, 1997. All of these gross margins were derived from the sale of Well Men products in China.

      Operating Expenses - For the three months ended June 30, 1998, the Company had operating expenses of $346,868 versus operating expenses of $258,758 for the three month period ended June 30, 1997. This increase of $88,110, or 34.1% over the comparable period last year is primarily due to the Company's accelerated investment in research and development of its core technology.

      Net Loss - For the three months ended June 30, 1998, the Company had a net loss of $194,110 versus a net loss of $208,878 for the three months ended June 30, 1997. This decrease in net loss of $14,768, or 7.1% over the comparable period last year, even with accelerated investments in research and technology, is due to the revenues and gross margins generated by the sale of Well Men products in China.

      The Company has reported a net loss from operations of $ 3,139,850 since inception.

                               FINANCIAL CONDITION

      As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through June 30, 1998. The Company's continuing existence is dependent on its ability to attain profitable operations. As of June 30, 1998, the Company had liquid assets of $1,771,966.

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




PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
                       None

Item 2.       Changes in Securities.
                       None

Item 3.       Defaults upon Senior Securities.
                       None

Item 4.       Submission of Matters to a Vote of Security Holders.
                       None

Item 5.       Other Information.
                       None

Item 6.       Exhibits and Reports on Form 8-K.
                       (a) Exhibit 27.  Financial Data Schedule
                       (b) No Current Reports on Form 8-K have been filed for
                           the quarter for which this report is being filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERNATIONAL DISPENSING
                                      CORPORATION



Date: July 24, 1998                   /s/ Jon D. Silverman
                                      --------------------
                                      Jon D. Silverman
                                      Chairman of the Board, Chief Executive
                                        Officer and President
                                      (Principal Executive Officer)



Date: July 24, 1998                   /s/ Jeffrey D. Lewenthal
                                      ------------------------
                                      Jeffrey D. Lewenthal
                                      Chief Financial Officer and Treasurer
                                      (Principal Accounting and Financial
                                      Officer)