Form 10QSB
period 1998-09-30
INTERNATIONAL DISPENSING CORP
filed 1998-10-21
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,566,668 shares of Common Stock as of October 20, 1998

Transitional Small Business Disclosure Format (Check One): Yes [ ]     No [X]

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents



Part I -  FINANCIAL INFORMATION                                      Page Number
                                                                     -----------

Item 1.   Financial Statements

          Balance Sheets at September 30, 1998 (unaudited)                3
          and December 31, 1997

          Statements of Operations for the Nine and Three Months          4
          Ended September 30, 1998 and 1997 and for the Period from Inception (October 10, 1995) through September 30, 1998

          Statements of Cash Flows for the Nine Months Ended              5
          September 30, 1998 and 1997 and for the Period from Inception(October 10, 1995) through September 30, 1998

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of Financial               7
          Condition and Results of Operations

Part II - OTHER INFORMATION                                               10

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                   September 30,    December 31,
                                                       1998             1997
                                                    -----------     -----------
                                                    (unaudited)
Assets
Current Assets:
Cash and cash equivalents ......................    $ 1,386,102     $ 3,138,204
Accounts receivable ............................        723,089            --
Prepaid expenses ...............................           --            46,333
                                                    -----------     -----------
                 Total current assets ..........      2,109,191       3,184,537
Fixed Assets:
Leasehold improvements .........................          7,270           7,270
Office equipment ...............................          4,350           4,350
Automobile .....................................         21,920          21,920
Accumulated depreciation and amortization ......        (11,059)         (6,559)
                                                    -----------     -----------
                     Net fixed assets ..........         22,481          26,981
Other Assets ...................................        729,367          57,786
                                                    -----------     -----------
                         Total Assets ..........    $ 2,861,039     $ 3,269,304
                                                    ===========     ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable ...............................        280,937          12,255
Accrued expenses ...............................         31,128          49,766
                                                    -----------     -----------
Total current liabilities ......................        312,065          62,021
                                                    -----------     -----------
                    Total liabilities ..........        312,065          62,021
Commitments & contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; ..............           --              --
2,000,000 shares authorized, no
shares issued or outstanding
Common stock, $.001 par value; .................          9,567           9,567
40,000,000 shares authorized;
9,566,668 issued and outstanding
as of Dec. 31, 1997 and September 30,
1998 respectively
Additional paid-in capital .....................      9,895,286       9,895,286
Deficit accumulated during .....................     (7,355,879)     (6,697,570)
development stage
                                                    -----------     -----------
           Total stockholders' equity ..........      2,539,407       3,207,283
                                                    -----------     -----------
Total liabilities and stockholders' equity .....    $ 2,861,039     $ 3,269,304
                                                    ===========     ===========



   The accompanying notes are an integral part of these financial statements

                                                INTERNATIONAL DISPENSING CORPORATION
                                                   (A Development Stage Company)

                                                       STATEMENT OF OPERATIONS

                                                                                                                        Cumulative
                                                               Nine Months                     Three Months           from Inception
                                                                  ended                           ended             October 10, 1995
                                                      ------------------------------   ----------------------------      through
                                                      September 30,    September 30,   September 30,  September 30,    September 30,
                                                            1998           1997             1998           1997            1998
                                                        -----------     -----------     -----------     -----------     -----------
                                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)

Revenues ...........................................    $   707,750     $      --       $   375,000     $      --       $   707,750

Cost of goods sold .................................        462,095            --           275,000            --           462,095
                                                        -----------     -----------     -----------     -----------     -----------
Gross margin .......................................        245,655            --           100,000            --           245,655
                                                        -----------     -----------     -----------     -----------     -----------
Operating expenses:
General and adminstrative ..........................        976,801         689,378         330,107         250,845       3,589,051
Depreciation and amortization ......................          4,500             663           1,500             221          11,060
                                                        -----------     -----------     -----------     -----------     -----------

Total operating expenses ...........................        981,301         690,041         331,607         251,066       3,600,111
                                                        -----------     -----------     -----------     -----------     -----------

Loss from operations ...............................       (735,646)       (690,041)       (231,607)       (251,066)     (3,354,456)
Other income (expense)
Interest expense ...................................           --              --              --              --            66,665

Interest income ....................................         77,337         147,425          15,578          48,438         315,242
                                                        -----------     -----------     -----------     -----------     -----------

Net loss before extraordinary loss .................    ($  658,309)    ($  542,616)    ($  216,029)    ($  202,628)    ($3,105,879)
                                                        ===========     ===========     ===========     ===========     ===========

Extraordinary loss on retirement of debt ...........           --              --              --              --          (250,000)


Net loss ...........................................    ($  658,309)    ($  542,616)    ($  216,029)    ($  202,628)    ($3,355,879)

Basic and diluted loss per share ...................    $     (0.07)    $     (0.06)    $     (0.02)    $     (0.02)

Basic and diluted weighted average
shares outstanding .................................      9,566,668       9,566,668       9,566,668       9,566,668



                              The accompanying notes are an integral part of these financial statements



                                                INTERNATIONAL DISPENSING CORPORATION
                                                    (A Development Stage Company)

                                                       STATEMENT OF CASH FLOWS
                                                                                                                         Cumulative
                                                                                                                      from Inception
                                                                              Nine months          Nine Months      October 10, 1995
                                                                                ended                ended                through
                                                                             September 30,        September 30,        September 30,
                                                                                 1998                  1997                 1998
                                                                              -----------          -----------          -----------
                                                                              (unaudited)          (unaudited)          (unaudited)

Cash flows from operating activities:
Net Loss ............................................................         $  (658,309)         $  (542,616)         $(3,355,879)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization .....................................               4,500                  663               11,058
  Non-cash compensation .............................................                --                   --                 76,238
  Loss on retirement of debt ........................................                --                   --                250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable .................................            (723,089)             (97,154)            (723,089)
    (Increase) decrease in prepaid expenses .........................              46,333               26,136                 --
    Increase in other assets ........................................            (671,581)                --               (723,567)
    Increase (decrease) in accrued expenses .........................             250,044              (97,016)             312,065
                                                                              -----------          -----------          -----------
Net cash used in operating activities: ..............................          (1,752,102)            (709,987)          (4,153,174)
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
Purchase of fixed assets ............................................                --                (21,920)             (33,539)
Purchase of license .................................................                --                   --             (4,000,000)
                                                                              -----------          -----------          -----------
Net cash used in investing activities ...............................                --                (21,920)          (4,033,539)
Cash flows from financing activities:
Proceeds from private placement .....................................                --                   --              2,100,000
Proceeds from issuance of covertible debt ...........................                --                   --                150,000
Repayment of promissory note ........................................                --                   --               (300,000)
Repayment of bridge loans ...........................................                --                   --             (1,050,000)
Repayment of convertible debt .......................................                --                   --               (100,000)
Proceeds from initial public offering ...............................                --                   --              8,772,815
                                                                              -----------          -----------          -----------
Net cash provided from financing activities .........................                --                   --            $ 9,572,815
                                                                              -----------          -----------          -----------
Net increase (decrease) in cash and cash equivalents ................          (1,752,102)            (731,907)           1,386,102
Cash and cash equivalents, beginning of period ......................           3,138,204            4,268,963                 --
                                                                              -----------          -----------          -----------
Cash and cash equivalents, end of period ............................         $ 1,386,102          $ 3,537,056          $ 1,386,102
                                                                              ===========          ===========          ===========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................................                --                   --            $    66,665
Cash paid for taxes .................................................                --                   --                   --
Non-cash investing and financing activities:
Issuance of common stock ............................................                --                   --            $     5,800
Purchase of license from affiliate ..................................                --                   --            $ 4,000,000


                             The accompanying notes are an integral part of these financial statements


                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
  (Information as of and for the period ended September 30, 1998 is unaudited)


1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet as of September 30, 1998 and statements of operations and statements of cash flows for the six months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Results of operations for the nine month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

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

     The Company is primarily focusing its marketing activities on the application of the licensed technologies in the Field of Use (as defined below) as set forth in that certain Amended and Restated License Agreement, between the Company and RIC, which encompasses the food and beverage industries as broadly defined. "Field Of Use" means the use of the Technology to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the Technology or the manufacture, use, lease, sale or distribution of which uses the Technology (collectively the "Product") intended for use in an industrial or commercial place of business in the preparation of food or beverage at such place of business, (b) any food or beverage Product intended for use in an industrial or commercial place of business by a customer purchasing food or beverage at such place of business for consumption on or off the premises of such place of business, or (c) any food or beverage Product intended to be sol to or by food or beverage wholesale price discounters, retailers and similar establishments that sell food or beverage to consumers. Within such categories, the applications of the licensed technologies can be divided into a number of potential markets, including but not limited to the following: (i) beverages, which include milk/cream, coffee, tea (hot and cold), hot chocolate, juices, sweeteners, baby formula, baby food (in puree form), wines and water; (ii) foods, which include soups, liquid eggs, liquid butter, sauces, yogurt, melted cheese (nachos), baby foods and hot toppings in liquid form; and (iii) condiments, which include ketchup, barbecue sauce, mayonnaise, salad dressing, oils and mustard.

     The prototype tooling for production of prototype Valve Assemblies has been completed. Upon production of initial prototype Valve Assemblies, such Valve Assemblies will be subjected to independent laboratory testing. In addition, the Company has supplied specific prototype Systems to customers for consumer testing. Additional customers will also be supplied with prototype systems.

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


                              RESULT OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to
Nine Months Ended September 30, 1997
------------------------------------


     Revenue - For the nine months ended September 30, 1998, the Company had revenues of $707,750 versus no revenues for the comparable 1997 period. All of these revenues were derived from the sale of Well Men products in China. The sale of Well Men products in China commenced in March of 1998. The Company anticipates continuing revenues from the sale of Well Men products over the next twelve months.

     Gross Margin - For the nine months ended September 30, 1998, the Company had gross margins of $245,655 versus no gross margins for the nine months ended September 30, 1997. All of these gross margins derived from the sale of Well Men products in China. The margins for the last three-month period of the nine month period declined slightly from the margins experienced in the first six months of the period due to price promotion activity. The Company anticipates that margins will return to the levels experienced in the first six-month period.

     Operating Expenses - For the nine months ended September 30, 1998, the Company had operating expenses of $981,301 versus operating expenses of $690,041 for the nine month period ended September 30, 1997. This increase of $291,260, or 42.2% over the comparable period last year is due primarily to the Company's accelerated investment in research and development of its core technology, and its start-up costs associated with the Well Men Agreement.

     Net Loss - For the nine months ended September 30, 1998, the Company had a net loss of $658,309 versus a net loss of $542,616 for the nine months ended September 30, 1997. This increase in net loss of $115,693, or 21.3% over the comparable period last year is due primarily to the Company's accelerated investment in research and development of its core technology, and its start-up cost associated with the Well Men Agreement.

Three Months Ended September 30, 1998 Compared To
Three Months Ended September 30, 1997
-------------------------------------

     Revenue - For the three months ended September 30, 1998, the Company had revenues of $375,000 versus no revenues for the comparable 1997 period. All of these revenues were derived from the sale of Well Men products in China. The sale of Well Men products commenced in March of 1988. The Company anticipates continuing revenues from the sale of Well Men products over the next twelve months.

     Gross Margin - For the three months ended September 30, 1988, the Company had gross margins of $100,000 versus no gross margins for the three months ended September 30, 1997. All of these gross margins were derived from the sale of Well Men products in China.

     Operating Expenses - For the three months ended September 30, 1998, the Company had operating expenses of $331,607 versus operating expenses of $251,066 for the three month period ended September 30, 1997. This increase of $80,541, or 32.1% over the comparable period last year is primarily due to the Company's accelerated investment in research and development of its core technology.

     Net Loss - For the three months ended September 30, 1998, the Company had a net loss of $216,029 versus a net loss of $202,628 for the three months ended September 30, 1997. This increase in net loss of $13,401, or 6.6% over the comparable period last year, resulted from expenses incurred by the Company in connection with its accelerated investment in research and technology, which were partially offset by revenues and gross margins generated by the sale of Well Men products in China.

     The Company has reported a net loss from operations of $3,355,879 since inception.

                               Financial Condition

     As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through September 30, 1998. The Company's continuing existence is dependent on its ability to attain profitable operations. As of September 30, 1998, the Company had liquid assets of $1,386,102.

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


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
                      None

Item 2.      Changes in Securities and Use of Proceeds
                      None

Item 3.      Defaults upon Senior Securities
                      None

Item 4.      Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Stockholders of the Company was held on July 9, 1998. The stockholders approved an amendment to the Company's Certificate of Incorporation to provide for a classified Board of Directors of 3 classes. The number of votes cast in favor of the amendment was 4,869,845, the number of votes cast against was 2,693,400 and the number of abstentions was 75,000. In addition, Claude Lee was elected as a Class 1 director to serve for a term expiring at the 1999 Meeting of Stockholders (8,479,282 shares voted in favor of his election and 1,000 shares withholding votes); George Kriste and Jay Rosen were elected as Class 2 directors to serve for a term expiring at the year 2000 Annual Meeting of Stockholders (8,247,282 shares voting in favor of election of George Kriste, 233,000 shares withholding votes for George Kriste, 8,405,282 shares voted in favor of the election of Jay Rosen and 75,000 shares withholding votes for Jay Rosen); and Jon D. Silverman and Gregory B. Abbott were elected as Class 3 directors to serve until the year 2001 Annual Meeting of Stockholders (8,405,282 shares voted in favor of the election of each of Messrs. Silverman and Abbott and 75,000 shares withholding votes in favor of their election).

     The stockholders also approved a proposal to approve 1998 Stock Option Plan of the Company. The number of votes cast in favor was 5,138,245, the number of votes cast against was 2,486,800 and the number of abstentions was 13,200. Finally, the stockholders approved a proposal to approve the Director Stock Option Plan of the Company. The number of votes cast in favor of the proposal was 7,447,555, the number of votes cast against was 198,850 and the number of abstentions was 3,575.

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


                                      INTERNATIONAL DISPENSING
                                      CORPORATION



Date: October 21, 1998                /s/ Jon D. Silverman
                                      --------------------
                                      Jon D. Silverman
                                      Chairman of the Board, Chief Executive
                                        Officer and President
                                      (Principal Executive Officer)



Date: October 21, 1998                /s/ Jeffrey D. Lewenthal
                                      ------------------------
                                      Jeffrey D. Lewenthal
                                      Chief Financial Officer and Treasurer
                                      (Principal Accounting and Financial
                                      Officer)