Form 10KSB
period 1998-12-31
INTERNATIONAL DISPENSING CORP
filed 1999-03-31
CIK 1016739

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB
                                   (Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1998

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from            to
                                    ----------    ------------

                         Commission file number: 0-21489

                      INTERNATIONAL DISPENSING CORPORATION
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                  13-3856324
   ----------------------------                     ----------------
   (State or Other Jurisdiction                     (I.R.S. Employer
 of Incorporation or Organization)                 Identification No.)

2500 Westchester Avenue, Suite 317, Purchase, New York              10577
------------------------------------------------------             --------
      (Address or Principal Executive Offices)                    (Zip Code)

                                 (914) 251-0336
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes |X|   No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The registrant did not have any revenues for the fiscal year ended December 31, 1998.

     The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock as of March 19, 1999 as reported on the National Association of Securities Dealers OTC Bulletin Board was approximately $5,469,654. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the registrant are affiliates of the registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     There were 9,566,668 shares of Common Stock outstanding as of March 19, 1999.

     Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

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

     Under the License Agreement, the Company is primarily responsible for all research and development activities necessary to exploit fully the commercial possibilities of the Technologies. The research and development activities include testing of proposed products and ongoing technical support for the modification, improvement, enhancement, development or variation of existing products and the development of new products. RIC is responsible for causing ReSeal International Limited Partnership ("RILP"), RIC's licensor and parent company, to manage all intellectual property associated with the Technologies, including patents and trademarks, to maximize its commercial potential. This obligation includes the prosecution of all patent and trademark applications, subject to the Company's approval of budgets and expenditures in advance, and, in the sole discretion of RIC (or upon receipt by RIC of the Company's commitment to pay 100% of the related reasonable costs and expenses), all suits against third parties for infringement of patents or trademarks. If RIC or RILP is unwilling or unable to undertake such patent obligations, then the Company is authorized to undertake such obligations on its own behalf.

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

     The Company has engaged in preliminary marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies and has had preliminary discussions with a substantial dairy company which supplies milk products in a food service capacity to the restaurant industry, including fast food franchise operations and commercial establishments throughout Canada. Management has also had discussions regarding the use of Technologies in connection with a bag-in-a-box creamer for offices, fast food outlets and coffee bars, as well as possible applications for yogurt and the baby food industry. Based upon discussions that have taken place between the Company and potential users, the Company intends to focus its initial marketing efforts in the areas of wine, milk, juice and condiments for the food service industry.

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

     For the past two years the Company has been focusing on the preparation for commercial production of the Valve Assemblies. In 1997 the Company engaged a contractor to fabricate a prototype mold which was designed by Nologies. A prototype mold was fabricated in 1998 and has been refined based upon testing. Using the prototype mold, the Company has produced sample Valve Assemblies, some of which have been furnished to potential customers for trial use with respect to particular products. The Company has also submitted the Valve Assemblies to an independent laboratory for oxygen barrier tests, which have been completed. The Company will also submit the Valve Assemblies to another independent laboratory for bacteriological tests and to a third independent laboratory for product compatibility tests. The Company is currently developing protocols for the bacteriological tests and the product compatibility tests in conjunction with the respective laboratories. Under normal conditions, it takes up to 90 days to complete a bacteriological test and 15 to 30 days to complete a product compatibility test for each product. Product compatibility tests for different products may be conducted simultaneously.

     To facilitate design modifications, the prototype mold is made of aluminum, a pliable material which is less durable than steel. Therefore, the prototype mold is not adequate to be used for long-term production of the Valve Assemblies. The Company has solicited bid quotations for the fabrication of a permanent steel production mold with eight cavities and is reviewing the bids. The Company expects that the fabrication of the permanent production mold will take approximately four months to complete and the proving of same will take approximately one month. The permanent production mold will be able to produce approximately 8,000,000 Valve Assemblies annually. The Company plans to finance the permanent production mold with a capital lease.

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

     Pursuant to the agreement, the Company established a representative office in Guangzhou, China, through which consultation and market research is being provided. The Company also established, with Well Men's assistance, a Chinese licensed and registered corporation, which would exclusively sell, promote, market, advertise and solicit orders for Well Men Products in China. The Company is solely responsible for all costs and expenses of the Chinese corporation until such time as it is profitable. However, the Company does not have any equity interest in such corporation.

     In 1998 the Company received two orders for Well Men products in China. The first order was for 2,750 water heaters and 11,000 water pitchers, which were delivered to China in April pursuant to a Sale/Purchase Contract between the Company and Guangdon Rixin Industrial Development Corporation, a Chinese Government authorized Importer/Exporter ("Rixin"). The Company incurred a cost of $217,250 for these goods and recorded revenues of $332,750 for the sale to Rixin. The second order was for 5,000 water heaters placed in August for delivery to China by December 31, 1998. The $275,000 cost of these units and the related sales revenue of $375,000 were reflected as an account payable and an account receivable, respectively. In December of 1998, Rixin canceled the second order. Rixin has yet to make payment on the first order.

     In December of 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. As a result of this breach, the Company has discontinued its operations in China, and has taken a charge of $718,926 representing costs and expenses incurred by the Company in its China venture, and has fully reversed the $332,750 due from Rixin.

     The Company intends to pursue payment of the $332,750 receivable from Rixin as well as reimbursement from Well Men of expenses incurred by the Company in its China venture.

Research and Development

     The Company spent approximately $249,034 on research and development activities during fiscal 1998, $116,295 during fiscal 1997 and $39,386 during the fiscal year ended December 31, 1996.

     The Company has entered into an agreement, dated March 5, 1996, with Nologies, under which Nologies will assist in (i) the directing and managing of product and technology development, (ii) licensing and strategic alliance pursuits, and (iii) other related services that the Company may request from time to time, in the area of food and beverage dispensing and delivery systems. The term of such agreement has been extended through February 28, 2000 and may be terminated upon 30 days' written notice. The Company shall pay Nologies $8,000 per month and reimburse it for reasonable documented business expenses. Pursuant to the terms of such agreement, Nologies agrees (a) not to disclose, at any time, any confidential business or technical information or trade secrets acquired during its association with the Company and which relates to the present or contemplated business of the Company, whether or not conceived of, discovered, developed or prepared by Nologies, (b) during the term of the agreement and for a one year period thereafter, it will not represent, consult, serve, or be employed by any competing enterprise, and (c) never to divulge any confidential information to any third party.

Employees

     As of March 19, 1999, the Company employed four people, three as executive officers and one as an office manager. All of the four employees were employed on full-time basis.


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

ITEM 3.   Legal Proceedings.

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the Company's fiscal year ended December 31, 1998, no matter was submitted to a vote of security holders of the Company.

                                     PART II


ITEM 5.  Market for the Company's Common Equity and Related Stockholder Matters.

     Since the consummation of the Company's initial public offering on October 23, 1996 (the "IPO"), the Company's Common Stock has been traded and quoted under the symbol IDND on the OTC Bulletin Board. The following table sets forth the high and low bid prices for the Common Stock, as quoted on the OTC Bulletin Board, for the periods indicated. Quotations are interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.


                                               High                Low
                                              ------              ------
Quarter ended March 31, 1997                   $0.69              $0.32
Quarter ended June 30, 1997                    $0.49              $0.34
Quarter ended September 30, 1997               $0.39              $0.23
Quarter ended December 31, 1997                $1.22              $0.245
Quarter ended March 31, 1998                   $1.57              $0.85
Quarter ended June 30, 1998                    $2.97              $1.55
Quarter ended September 30, 1998               $2.09              $0.78
Quarter ended December 31, 1998                $1.06              $0.50

     As of March 19, 1999, the Company had 53 holders of record of its Common Stock. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, it is unable to determine the actual number of beneficial owners.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-1, and financial information included elsewhere in this report.

     The Company was formed primarily for the purpose of commercializing and marketing the Technologies licensed from RIC, which technologies consist of the Systems designed to maintain the sterility, purity and freshness of flowable food and beverage products. The Company is focusing its marketing activities on the application of the licensed technologies in the Field of Use as set forth in the License Agreement, which encompasses the food and beverage industries as broadly defined. The Company is undertaking the formation of strategic alliances or direct license/supply agreements with major food and beverage companies, as well as applicable equipment/bag-in-box manufacturers, currently generating substantial revenues from their existing markets. The Company has entered into a strategic alliance with Packaging on October 1, 1997. The resulting products of this Joint Systems Development Agreement will be a variety of bag-in-a-box delivery systems with unique valve/pump technology for the food and beverage industries. The Company has been focusing its product development activities on the preparation of a permanent production mold and the testing of sample Valve Assemblies. See "Item 1. - Description of Business" for more information as to the Company's business and products.

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

Results of Operations

     The Company has not generated any revenues to date and must be considered to be in the development stage. The activities of the Company since inception in October 1995 have been primarily directed at formational activities, including the completion of initial capitalization, pre-production marketing, the preparation of molds and the testing of sample Valve Assemblies.

     The Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of the Technologies. In this regard, discussions have been conducted with major companies in Canada, Europe, Australia and the United States to explore opportunities in the product categories.

     The Company engaged a contractor for the fabrication of a prototype mold designed by Nologies, which prototype mold is being refined by the Company. Using the prototype mold, the Company produced sample Valve Assemblies during 1998, some of which have been furnished to potential customers for trial use or submitted to an independent laboratory for oxygen barrier tests, which have been completed. The

Company  has  been  in  the  process  of   developing   testing   protocols  for
bacteriological tests and product compatibility tests of the Valve Assemblies.

     In 1998 the Company received two orders for Well Men products in China. The first order was for 2,750 water heaters and 11,000 water pitchers, which were delivered to China in April pursuant to a Sale/Purchase Contract between the Company and Guangdon Rixin Industrial Development Corporation, a Chinese Government authorized Importer/Exporter ("Rixin"). The Company incurred a cost of $217,250 for these goods and recorded revenues of $332,750 for the sale to Rixin. The second order was for 5,000 water heaters placed in August for delivery to China by December 31, 1998. The $275,000 cost of these units and the related sales revenue of $375,000 were reflected as an account payable and an account receivable, respectively. In December of 1998, Rixin canceled the second order. Rixin has yet to make payment on the first order.

     In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. As a result of this breach, the Company has discontinued its operations in China, and has taken a charge of $718,926 representing costs and expenses incurred by the Company in its China venture, and has fully reversed the $332,750 due from Rixin. The Company intends to pursue payment of the $332,750 receivable from Rixin as well as reimbursement from Well Men of expenses incurred by the Company in its China venture.

     For the twelve months ended December 31, 1998, the Company had operating expenses of $1,341,990 versus operating expenses of $1,203,411 for the twelve month period ended December 31, 1997. This increase of $138,579, or 11.5% over the comparable period last year is primarily due to the Company's accelerated investment in research and development of its core technology.

     For the twelve months ended December 31, 1998, the Company had a net loss of $1,938,390 versus a net loss of $1,145,091 for the twelve months ended December 31, 1997. This increase in net loss of 793,299, or 69.3% over the comparable period last year is almost entirely due to the loss booked in relation to the Company's discontinued China operations.

     From January 1, 1997 to December 31, 1998, the Company has incurred a net loss from continuing and discontinued operations of $3,083,481.

Financial Condition

     As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through December 31, 1998. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the end of the third quarter of the fiscal year ending December 31, 1999 ("Fiscal 1999"), at which time, it may be in a position to generate revenue from sales of Valve Assemblies.

     As of February 28, 1999, the Company had working capital of $1,181,860. During the first quarter of Fiscal 1999, the Company was spending at a rate of approximately $95,000 per month. The Company expects that such rate will increase to approximately $130,000 per month commencing in the third quarter of Fiscal 1999. Such increase will primarily be due to the Company's leasing of a production mold for the production of the Valve Assemblies. Therefore, the Company expects that it will require additional capital to finance its operations after the third quarter of Fiscal 1999.

     The Company is currently studying the alternatives under which the Company may raise additional funds. The Company expects that it will need an additional $3,000,000 to $5,000,000 for the three-year period following Fiscal 1999. If the Company is not able to obtain additional funds on terms and conditions satisfactory to the Company, the Company will have to scale back its research and development activities. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to sell its equity securities and to produce and market its products (see Note 2 of Notes to Financial Statements).


ITEM 7.   Financial Statements.

     See the financial statements and notes related thereto, beginning on page F-1, following this page.

                      INTERNATIONAL DISPENSING CORPORATION

                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

FINANCIAL STATEMENTS:

Balance Sheet as of December 31, 1998                                        F-3

Statements of Operations  for the Years Ended  December 31, 1998 and         F-4
1997,  and the Period from  Inception  (October  10,  1995)  Through
December 31, 1998

Statements  of Cash Flows for the Years Ended  December 31, 1998 and         F-5
1997,  and the Period from  Inception  (October  10,  1995)  Through
December 31, 1998

Statements of Changes in Stockholders'  Equity  (Deficiency) for the         F-6
Period from October 10, 1995  (inception) Through  December 31, 1995 and for the Years Ended December 31, 1998, 1997 and 1996

NOTES TO FINANCIAL STATEMENTS                                                F-7

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
International Dispensing Corporation:

We have audited the accompanying balance sheet of International Dispensing Corporation (a Delaware corporation in the development stage) as of December 31, 1998, and the related statements of operations and cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (October 10,
1995) to December 31, 1998, and the statements of stockholders' equity (deficiency) for the period from inception (October 10, 1995) through December 31, 1995, and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Dispensing Corporation as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (October 10, 1995) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has had a significant deficit accumulated during the development stage that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          /s/ARTHUR ANDERSEN LLP
                                                          ARTHUR ANDERSEN LLP

New York, New York
March 3, 1999 (Except for the matters discussed in Note 17, as to which the date is March 22, 1999)

                INTERNATIONAL DISPENSING CORPORATION

                    (a development stage company)

                            BALANCE SHEET

                          DECEMBER 31, 1998


ASSETS
------


CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $ 1,270,527
   Prepaid expenses .......................................................        43,545
                                                                              -----------
                Total current assets ......................................     1,314,072

FIXED ASSETS:
   Office equipment .......................................................         3,480
   Automobile .............................................................        21,919
   Accumulated depreciation and amortization ..............................        (8,314)
                                                                              -----------
                Net fixed assets ..........................................        17,085

OTHER ASSETS ..............................................................        30,033
                                                                              -----------
                Total assets ..............................................   $ 1,361,190
                                                                              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................   $    19,791
   Accrued expenses .......................................................        72,506
                                                                              -----------
                Total current liabilities .................................        92,297

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.001 par value; 2,000,000 shares authorized, no shares
   issued or outstanding ..................................................          --
   Common stock, $.001 par value; 40,000,000 shares authorized, 9,566,668
   shares issued and outstanding ..........................................         9,567
   Additional paid-in capital .............................................     9,895,286
   Deficit accumulated during the development stage .......................    (8,635,960)
                                                                              -----------
                Total stockholders' equity ................................     1,268,893

                Total liabilities and stockholders' equity ................   $ 1,361,190
                                                                              ===========

The  accompanying  notes are an integral  part of this balance sheet.



                                                INTERNATIONAL DISPENSING CORPORATION

                                                    (a development stage company)

                                                      STATEMENTS OF OPERATIONS



                                                                                                                        Cumulative
                                                                                                                      from Inception
                                                                                                                       (October 10,
                                                                                                                           1995)
                                                                                  Years Ended December 31                Through
                                                                              --------------------------------          December 31,
                                                                                  1998                 1997                 1998
                                                                              -----------          -----------          -----------

REVENUES ............................................................         $      --            $      --            $      --

COSTS AND EXPENSES:
   General and administrative .......................................           1,341,990            1,203,411            3,829,240
   Depreciation and amortization ....................................               9,896                4,516               16,456
                                                                              -----------          -----------          -----------
                Total costs and expenses ............................           1,351,886            1,207,927            3,845,696
                                                                              -----------          -----------          -----------
                                                                                                                        -----------
                Loss from operations ................................          (1,351,886)          (1,207,927)          (3,845,696)


INTEREST EXPENSE ....................................................                --                   --                (66,665)

INTEREST INCOME .....................................................             132,423              187,836              370,328
                                                                              -----------          -----------          -----------
                Net loss before extraordinary loss and
                discontinued operations .............................          (1,219,463)          (1,020,091)          (3,542,033)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT ............................                --                   --               (250,000)

LOSS FROM DISCONTINUED OPERATIONS ...................................            (718,927)            (125,000)            (843,927)
                                                                              -----------          -----------          -----------
                Net loss ............................................         $(1,938,390)         $(1,145,091)         $(4,635,960)
                                                                              ===========          ===========          ===========

BASIC AND DILUTED LOSS PER SHARE FROM ...............................         $      (.13)         $      (.11)
CONTINUING OPERATIONS

BASIC AND DILUTED LOSS PER SHARE FROM
DISCONTINUED OPERATIONS .............................................                (.07)                (.01)
                                                                              -----------          -----------

BASIC AND DILUTED LOSS PER SHARE ....................................         $      (.20)         $      (.12)
                                                                              ===========          ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING ..................................................           9,566,668            9,566,668
                                                                              ===========          ===========

The accompanying notes are an integral part of these statements



                                                INTERNATIONAL DISPENSING CORPORATION

                                                    (a development stage company)

                                                      STATEMENTS OF CASH FLOWS


                                                                                                                         Cumulative
                                                                                                                      from Inception
                                                                                                                        (October 10,
                                                                                                                            1995)
                                                                                   Years Ended December 31,                Through
                                                                                -------------------------------         December 31,
                                                                                   1998                 1997                1998
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................................        $(1,938,390)        $(1,145,091)        $(4,635,960)
   Deduct loss from discontinued operations ............................            718,927             125,000             843,927
                                                                                -----------         -----------         -----------
   Net loss from continuing operation ..................................         (1,219,463)         (1,020,091)         (3,792,033)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
          Depreciation and amortization ................................              9,896               4,514              16,454
          Compensation from stock grants ...............................             25,279                --                25,279
          Noncash compensation .........................................               --                  --                76,238
          Loss on retirement of debt ...................................               --                  --               250,000
          Changes in operating assets and liabilities-
             Decrease (increase) in prepaid expenses ...................              2,788              49,500             (43,545)
             Decrease (increase) in other assets .......................             27,753              37,975             (24,233)
             Increase in accounts payable ..............................              7,536              12,255              19,791
             (Decrease) increase in accrued expenses ...................             (2,539)            (67,993)             47,227
                                                                                -----------         -----------         -----------
                Net cash used in continuing operations .................         (1,148,750)           (983,840)         (3,424,822)
                Net cash used in discontinued operations ...............           (718,927)           (125,000)           (843,927)
                Net cash used by operating activities ..................         (1,867,677)         (1,108,840)         (4,268,749)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets ............................................               --               (21,919)            (33,539)
   Purchase of license .................................................               --                  --            (4,000,000)
                                                                                -----------         -----------         -----------
                Net cash used in investing activities ..................               --               (21,919)         (4,033,539)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placement .....................................               --                  --             2,100,000
   Proceeds from issuance of convertible debt ..........................               --                  --               150,000
   Repayment of promissory notes .......................................               --                  --              (300,000)
   Repayment of bridge loans ...........................................               --                  --            (1,050,000)
   Repayment of convertible debt .......................................               --                  --              (100,000)
   Proceeds from initial public offering ...............................               --                  --             8,772,815
                                                                                -----------         -----------         -----------
                Net cash provided by financing activities ..............               --                  --             9,572,815
                                                                                -----------         -----------         -----------
                Net (decrease) increase in cash
                  and cash equivalents .................................         (1,867,677)         (1,130,759)          1,270,527

CASH AND CASH EQUIVALENTS, beginning of year ...........................          3,138,204           4,268,963                --
                                                                                -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, end of year .................................        $ 1,270,527         $ 3,138,204         $ 1,270,527
                                                                                ===========         ===========         ===========

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW
INFORMATION:
      Cash paid for interest ...........................................        $      --           $      --           $    66,665

NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
   Issuance of common stock ............................................        $      --           $      --           $     5,800
   Purchase of license from affiliate ..................................               --                  --             4,000,000


The accompanying notes are an integral part of these statements.

                                      F-5

                                                INTERNATIONAL DISPENSING CORPORATION

                                                    (a development stage company)

                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                          FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)

                                                    THROUGH DECEMBER 31, 1995 AND

                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                                        Deficit
                                                                                                       Accumulated         Total
                                                              Common Stock            Additional        During the     Stockholders'
                                                      ---------------------------       Paid-in        Development         Equity
                                                        Shares           Amount         Capital           Stage         (Deficiency)
                                                      -----------     -----------     -----------      -----------      -----------
BALANCE, October 10, 1995
      (inception) ...............................            --              --              --               --               --
      Issuance of common stock
      pursuant to License Agreement .............       2,900,000           2,900            --               --              2,900
      Issuance of common stock
      pursuant to Settlement
      Agreement .................................       1,950,000           1,950            --               --              1,950
      Issuance of common stock to
      management ................................         950,000             950          76,238             --             77,188
      Purchase of License from
      Affiliate .................................            --              --              --         (4,000,000)      (4,000,000)
      Issuance of common stock in
      private placement .........................          87,500              88          43,662             --             43,750
      Issuance of common stock rights
      in private placement ......................            --              --           131,250             --            131,250
      Net loss ..................................            --              --              --           (249,795)        (249,795)
                                                      -----------     -----------     -----------      -----------      -----------

BALANCE, December 31, 1995 ......................       5,887,500           5,888         251,150       (4,249,795)      (3,992,757)
      Issuance of common stock in
      private placement .........................         437,500             437         218,313             --            218,750
      Issuance of common stock rights
      in private placement ......................            --              --           656,250             --            656,250
      Issuance of common stock to
      bridge lenders ............................       1,575,000           1,575          (1,575)            --               --
      Issuance of common stock in
      public offering, net of issuance
      costs of $1,227,193 .......................       1,666,668           1,667       8,771,148             --          8,772,815
      Net loss ..................................            --              --              --         (1,302,684)      (1,302,684)
                                                      -----------     -----------     -----------      -----------      -----------
    BALANCE, December 31, 1996 ..................       9,566,668     $     9,567     $ 9,895,286      $(5,552,479)     $ 4,352,374

       Net loss .................................            --              --              --         (1,145,091)      (1,145,091)
                                                      -----------     -----------     -----------      -----------      -----------

    BALANCE, December 31, 1997 ..................       9,566,668           9,567       9,895,286       (6,697,570)       3,207,283
                                                      -----------     -----------     -----------      -----------      -----------

       Net loss .................................            --              --              --         (1,938,390)      (1,938,390)
                                                      -----------     -----------     -----------      -----------      -----------

    BALANCE, December 31, 1998 ..................       9,566,668     $     9,567     $ 9,895,286      $(8,635,960)     $ 1,268,893
                                                      ===========     ===========     ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                                      F-6


                      INTERNATIONAL DISPENSING CORPORATION

                          (a development stage company)


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998




1.  THE COMPANY AND ORGANIZATION

International Dispensing Corporation, formerly known as ReSeal Food Dispensing Systems, Inc. (the "Company"), was incorporated in the State of Delaware in October 1995 and is in the development phase. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") licensed from ReSeal International Corporation ("RIC"). The Technologies are designed to dispense a flowable product while maintaining the product's sterility, purity and freshness without employing preservatives.

The Company is subject to a number of risks, including the Company's lack of prior operating history. The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of existing and proposed products. In the event of bankruptcy of RIC, the status of the continuing obligations of the various parties to and under the License Agreement (Note 6) is unclear since a court in a bankruptcy proceeding may not enforce such continuing obligations. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.


2.  GOING CONCERN

The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 1998, in excess of $8.6 million
(including a discontinued operation in China of $844,000, see Note 5), and losses are continuing. Efforts to market its products have yet to result in revenue. The Company's primary source of funds since inception has been from the sale of its common stock (see Note 4 regarding IPO.) Consequently, there is substantial doubt about the Company's ability to continue as a going concern. Management plans include the contemplation of a private placement of equity securities in 1999 to provide funding to allow it to continue its development of its licensed technology. Notwithstanding, the Company believes that with the completion of the production injection mold per its Gravity Feed Valve Assembly, scheduled for the third quarter of 1999, it will generate sales revenue in the fourth quarter of 1999.

3.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks as well as highly liquid investments with original maturities of less than three months.

Fixed Assets

Furniture, equipment and automobile are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years.

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

Net Loss Per Share

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." The adoption of SFAS No. 128 requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of common shares outstanding during the year. Diluted Earnings per Share is based on the average number of common shares outstanding during the year plus the common share equivalents related to outstanding stock options and deferred contingent common stock awards. There were no common share equivalents outstanding at December 31, 1998 and 1997, that would have a dilutive effect on earnings for those years.

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

Stock Options

In 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net income and earning per share, as calculated under the provisions of SFAS No. 123, are disclosed in Note 16.

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


4.  INITIAL PUBLIC OFFERING

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


5.  DISCONTINUED OPERATIONS

On December 23, 1997, the Company entered into an agreement with Well Men Industrial Company Limited, a Hong Kong registered corporation ("Well Men"), pursuant to which Well Men granted to the Company an exclusive right to market and sell in China certain Well Men products. Well Men also assigned to the Company for the purpose of commercializing such Well Men products, all of Well Men's patents and patent applications relating to such Well Men products. The agreement is for an initial term of ten years. The Company had opened a representative office in China to promote the sales of Well Men products and to establish the name of the Company. The Company incurred cumulative expenses of approximately $844,000 related to the opening and maintaining of the representative office in China, merchandise shipped to China, and general and administrative expenses. In the fourth quarter of 1998, IDC's results of operations have been classified as discontinued operations and prior periods have been restated.

In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. In addition, Well Men had refused to pay for any of the products provided to it. As a result of this breach the Company's inability to obtain payment from Well Men, the Company discontinued this operation and wrote-off all related receivables resulting in a loss of $719,000 in 1998.

It is the Company's intent to pursue payment of reimbursement of expenses incurred in the Company's China undertaking from Well Men


6.  LICENSE AGREEMENT

In October 1995, the Company entered into a License Agreement (the "Agreement") with RIC, which was amended on June 17, 1996, pursuant to which the Company obtained the right to commercialize and market the Technologies to third parties for its implementation in the food and beverage industries. The Technologies are licensed by RIC from its parent, Reseal International Limited Partnership ("RILP"). The Agreement is royalty free and allows the Company to grant sublicenses to third parties. Pursuant to the Agreement, the Company issued 2,900,000 shares of its common stock to RIC and paid $750,000 upon the completion of a private placement (Note 7) and the remaining balance of $3,250,000 upon the completion of the initial public offering (Note 4). The cash paid to RIC and the common stock issued for this acquisition were charged directly to stockholders' equity and therefore are not reflected as an asset on the Company's Balance Sheet. The Agreement terminates at the end of the Technologies' useful economic life.


7.  PRIVATE PLACEMENT

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


8.  SETTLEMENT AGREEMENT

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

Pursuant to such settlement, the holders of the Investor Shares may require the Company to file a Registration Statement under the Securities Act with respect to 25% of such shares of common stock, commencing one year from the effective date of the Company's IPO (Note 4), subject to certain conditions and limitations. Further, if the Company proposes to register any shares of common stock under the Securities Act other than pursuant to an initial public offering or the previous sentence, then the holders of the Investor Shares are entitled to include an additional 25% of their shares of common stock in such registration.


9.   CONVERTIBLE PROMISSORY NOTES

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

On April 15, 1996, the Portenoy Note came due and was paid by the Company. On June 28, 1996, in accordance with an agreement with the Company, the holder of the ATG Note, which would have come due on December 20, 1996, and contained the right to convert into 1.2 million shares of common stock, agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay it $300,000. The amounts owed by the Company to the holders of the Convertible Notes were paid out of the proceeds of the IPO. The Company has recorded an extraordinary loss on retirement of debt of $250,000 for the year ended December 31, 1996.


10.  MANAGEMENT SHARES

In 1995, the Company issued an aggregate of 950,000 shares to management at par as compensation for services rendered in incorporating the Company. Such shares were issued at fair market value of the Company's common stock, which was determined based upon the fair market value of the private placement shares (Note 7) and the Convertible Notes. The statement of operations for the period from inception through December 31, 1998 reflects approximately $76,000 of compensation expense related to such shares.


11.  RELATED PARTY TRANSACTIONS

Until June 1997, the Company shared office space with certain affiliated companies, including RIC and RILP. The Company also paid certain operating expenses, including compensation of key personnel, on behalf of RIC and RILP. The Company was reimbursed for these expenses as an offset against the liability related to the License Agreement (Note 6) in the Company's balance sheet as of December 31, 1996. Beginning in May 1997, the Company began paying substantially all costs of obtaining and maintaining patents, a cost which was to be shared equally by the Company and RIC, according to the Agreement. Until the Company is reimbursed by RIC for 100% of these costs, RIC cannot utilize the patents for any purpose. If RIC does not reimburse the Company within one year from the date each payment was made, RIC must negotiate a fee with the Company for the use of such patents for any purpose.

As of December 31, 1998, the Company has a receivable due from RIC related to operating expenses, rent expense and patent costs in the amount of $50,695, which has been fully reserved due to the inability of RIC to reimburse the Company in the foreseeable future.

For the year ended December 31, 1997, the Company paid consulting fees to members of management in the aggregate amount of $73,000. In 1998, no such fees were paid.


12.  INCOME TAXES

As a result of losses incurred since inception, there is no provision for income taxes in the accompanying financial statements. As of December 31, 1998, the Company has net deferred tax assets of approximately $1.9 million. The Company has established a full valuation allowance against its net deferred tax assets as realizability of such assets is predicated upon the Company achieving profitability. In addition, the use of net operating loss carryforwards may be limited as a result of ownership changes resulting from share issuances.


13.  COMMITMENTS AND CONTINGENCIES

a. Lease

The Company leases office space under a noncancelable operating lease, expiring on February 29, 2000. Rental expense for the periods ended December 31, 1998 and 1997 was $26,875 and $64,928, respectively. Future minimum lease payments under this lease agreement are $58,632.

b. Employment Agreement

The Company entered into an employment agreement with Jon Silverman, President and CEO, dated January 17, 1997, for the period from October 3, 1996 (the effective date of the Company's registration statement) to December 31, 1999. Pursuant to such employment agreement, Mr. Silverman receives a monthly salary of $15,000. In addition, the Company is obligated to pay the premium on his $1,000,000 life insurance policy, to which Mr. Silverman will designate the beneficiary. He is also entitled to customary benefits and perquisites. In the case that Mr. Silverman's employment is terminated by the Company without cause or for disability, or if Mr. Silverman leaves the employ of the Company for "good reason" (as defined in the agreement to include, among other things, a change in control of the Company or the removal of Mr. Silverman from his position as Chairman of the Board, President and Chief Executive Officer), then Mr. Silverman shall also be entitled to receive in cash within 10 days after such termination an amount equal to the greater of (i) one year's basic salary at the highest rate paid to him during the term of his employment under the agreement or (ii) the basic salary that would have been paid to him had the term of employment ended on December 31, 1999 calculated at the highest rate paid to him during the term of his employment under the agreement.

c. Consulting Agreement

On March 5, 1996, the Company entered into an agreement with Nologies, Inc. ("Nologies") under which Nologies will assist in the directing and managing of product and technology development, licensing and strategic alliance pursuits and other related services in the areas of food and beverage dispensing systems. The term of such agreement extends to February 28, 2000. The Company pays Nologies $8,000 per month plus expenses.

14.  SETTLEMENT OF LAWSUIT

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


15.  BUSINESS DEVELOPMENTS

In October 1997, a strategic alliance was formed with Packaging Systems,  L.L.C.
(PSI), the parent company of Rapak, Inc. The resulting products of this Joint Systems Development Agreement will be a variety of Bag-in-Box delivery systems with unique Valve/Pump Technology for the food and beverage industries. These systems will be marketed throughout the United States.


16.  STOCK COMPENSATION PLANS

The Company has two stock option plans ("the Plans") effective as of April 2, 1998. The 1998 Stock Option Plan (the "Participant Plan") provides for the granting of stock options to key employees, consultants or other persons ("Participants"). The objective of this Plan includes attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of the Company by providing Participants the opportunity to acquire common stock. The Plan provides for the granting of both options that will qualify as "incentive stock options" and options that are non-qualified stock options. The objectives of the second Plan, The Director Option Plan ("the Director Plan") is to attract and retain the best available personnel for service as outside directors of the Company, as well as to provide additional incentive to the outside directors of the Company to serve as directors and to encourage their continued service on the Board. The Company is authorized to grant up to 650,000 shares and 250,000 shares under the Participant Plan and the Director Plan, respectively. Under both of the Plans, the exercise price of the shares granted shall be 100% of the fair market value per share on the date of grant of the option. Options expire on such date as the Board of Directors or the Committee may determine, but in no event later than ten years after the grant date. During 1998, the Company issued 205,000 and 80,000 options under the Participant Plan and Director Plan, respectively. All of the options granted during the current year become exercisable in three annual installments commencing April 2, 1999. Included in the options issued under the Participant Plan were 155,000 incentive stock options issued to key employees and 50,000 non-qualified options issued to an outside consultant.

The options issued to key employees have been accounted for under APB 25 as discussed below. The options issue to the outside consultant were accounted for in accordance with SFAS 123. Accordingly, approximately $25,000 of compensation expense has been recognized in the current year for the estimated value of the options granted to the outside consultant.

The status of the Company's stock option plans is summarized below as of December 31, 1998:


                                                                        Weighted
                                                         Number of       Average
                                                          Shares          Price
                                                          -------         ------
Outstanding at December 31, 1997 ................            --             --
Granted .........................................         285,000         $1.595
                                                          -------         ------
Exercisable at December 31, 1998 ................         285,000         $1.595
                                                          =======         ======


The Company applies APB No. 25 in accounting for its stock options granted under the stock option plans described above. The option price under the Plans equal or exceed the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB No. 25 for stock options granted to employees or outside directors. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's stock option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income and net earnings per share would have been reflected as follows:


                                                               December 31, 1998
Net Loss                                                       -----------------
     As reported ...................................              $1,938,390
     Pro Forma .....................................              $2,057,203
Loss Per Share
     As reported ...................................                $(.20)
     Pro Forma .....................................                $(.22)


Total outstanding options and the weighted average share price at December 31, 1998 are 205,000 and $1.595, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted share average assumptions used for those options granted in 1998: no dividend yield, expected volatility 142.12%, risk-free interest rates of 5.69% and expected lives of 7 years.


17.  SUBSEQUENT EVENTS

On March 15, 1999 the Company and Mr. Silverman entered into an agreement to amend the Silverman Employment Agreement (the "Silverman Amendment"). Pursuant to the Silverman Amendment, Mr. Silverman will continue to serve as the Chairman of the Company, but ceased being the President and Chief Executive Officer of the Company, effective on the date of the Silverman Amendment. The Silvermen Amendment also provides that of the options to purchase shares of common stock of the Company, previously granted to Mr. Silverman, options to purchase an aggregate of 33,333 shares shall become exercisable on April 2, 1999 and options to purchase an aggregate of 33,334 of such shares shall become exercisable on December 30, 1999; provided in each case that Mr. Silverman is still employed by the Company. If they become exercisable, the forgoing options may be exercised until December 31, 2004 whether or not the employment of Mr. Silverman by the Company has terminated. Options to purchase the remaining 33,333 shares (of the options to purchase 100,000 shares previously granted to Mr. Silverman) shall become null and void and may not be exercised at any time after the termination of Mr. Silverman's employment with the Company. As a result of the foregoing changes in the terms of the options previously granted to Mr. Silverman, all of such options shall be non-qualified stock options rather than incentive stock options.

The Company and Gary Allanson have entered into an employment agreement, dated as of Match 15, 1999, which expires on March 14, 2001 (the "Allanson Employment Agreement"). The term of the Allanson Employment Agreement may be extended for one or two years upon written notice given by the Company to Mr. Allanson prior to June 14, 2000. Pursuant to the Allanson Employment Agreement, Mr. Allanson serves as the President and Chief Executive Officer of the Company and receives an annual salary of $240,000. In addition, if Mr. Allanson is insurable, the Company is obligated to pay the premium on a $1,000,000 term life insurance policy, to which Mr. Allanson will designate the beneficiary. Under the Allanson Employment Agreement, Mr. Allanson is also entitled to customary benefits and perquisites.

Under the Allanson Employment Agreement, if Mr. Allanson's employment is terminated for disability, for cause or upon his death, Mr. Allanson or his estate will receive his base salary and other benefits through the date of his termination. If Mr. Allanson voluntarily terminates his employment with the Company for "good reason" (defined in the Allanson Employment Agreement to include, among other things, a change, a change in control of the Company or the removal of Mr. Allanson from his position as the President and Chief Executive Officer), Mr. Allanson is entitled to receive his base salary and other benefits through the 180th day after the date of termination. If Mr. Allanson's employment is terminated by the Company without cause, the Company is obligated to pay Mr. Allanson his base salary and provide Mr. Allanson and Mr. Allanson's family with hospital, major medical and dental insurance equivalent to the insurance provided on the date of termination, through the end of the term of the Allanson Employment Agreement then in effect the date of termination.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

ITEM 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

          As of March 19, 1999, the executive officers and directors of the Company are as follows:


        Name                  Age             Position(s)
        ----                  ---             -----------

    Gary Allanson              46        President and Chief Executive Officer
    Jon D. Silverman           58        Chairman and Director
    Jeffrey D. Lewenthal       55        Chief Financial Officer, Executive Vice
                                         President of Business Development,
                                         Treasurer and Secretary
    Jay M. Rosen               60        Director
    George V. Kriste           51        Director
    Gregory B. Abbott          48        Director
    Claude K. Lee              65        Director

     Gary Allanson has served as the President and Chief Executive Officer of the Company since March 15, 1999. From May 1997 to March 1999 Mr. Allanson was the director of national retail sales at Arnott's Biscuit, Ltd. of Australia, a manufacturer and marketer of biscuits, crackers and salty snacks, which became a fully owned subsidiary of Campbell Soup Company in December 1997. Mr. Allanson was a director of bakery sales at the Mid-Atlantic Division of Pepperidge Farm, Inc. from April 1996 to May 1997. From October 1992 to April 1996 Mr. Allanson was employed by Delmarva Engineering of Maryland in various managerial capacities, including directing the sales, marketing, strategic planning and joint venture strategies for the electronics and management consulting firm.

     Jon D. Silverman has served as Chairman and a director of the Company since November 1996, and prior thereto as a consultant to the Company since its inception. Mr. Silverman also served as the President and Chief Executive Officer of the Company from November 1996 through March 15, 1999. Since 1980 he has served as the principal of Tilis Products, Inc., his own specialized international business consulting, mergers and acquisitions firm (including capital formation) in the food, beverages and other consumer products and services industries. He has served on the Board of Trustees of the United Hospital, Port Chester, New York, for the past 15 years (he is currently an Honorary Trustee) and for a number of years, prior to May 1995, had served as Vice Chairman thereof; is a director of Pastificio Gazzola, Mondovi, Italy, a leading pasta exporter; and a past director of Combined Moretti/Prinz Brau Breweries, a subsidiary of John Labatt, Ltd.

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

     Claude K. Lee has served as director of the Company since July 1998. Since 1968 he has served as Chairman of the Board of the Power Group, a privately held company he founded. The Power Group engages in contract packaging and contracted logistical services worldwide.

     Jay M. Rosen has served as a director of the Company since July 1998. From January 1998 to present, he has been an independent consultant. From January
1997 to December 1997, Mr. Rosen was Vice President, General Counsel and Secretary of Celcore, Inc., a privately held company engaged in telecommunications. For more than five years prior thereto, he was Corporate Vice President and Associate General Counsel of GTE Corporation.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, no persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act for any transactions occurring during Fiscal 1998.


ITEM 10.  Executive Compensation.

Summary Compensation Table

     The following table sets forth for the three (3) fiscal years ended December 31, 1998, information concerning the compensation paid or accrued to the Chief Executive Officer of the Company and the one other person serving as an executive officer of the Company whose salary and bonus for fiscal 1998 exceeded $100,000.

                                           Annual Compensation                                     Long-Term Compensation
                            ------------------------------------------------           --------------------------------------------
Name and Principal          Fiscal      Salary         Bonus    Other Annual           Restricted     Securities       All Other
Position                    year        ($)            ($)      Compensation           Stock          Underlying       Compensation
                                                                ($)(1)                 Award($)       Options (#)      ($)

Jon Silverman               1998        $180,000         -          -                      -              -            $4,430(2)
Chairman, CEO and           1997        $187,500         -          -                      -              -            $4,000(2)
President                   1996        $144,000         -          -                      -              -            -

Jeffrey D. Lewenthal        1998        $144,000         -          -                      -              -            -
Chief Financial             1997        $96,000(3)       -          -                      -              -            -
Officer, Executive          1996        -                -          -                      -              -            -
Vice President of
Business
Development,
Treasurer and
Secretary

----------

(1) The aggregate amount of perquisites and other personal benefits paid to each of Mr. Silverman and Mr. Lewenthal did not exceed the lesser of
         (i) 10% of such officer's total annual salary and bonus for any given fiscal year and (ii) $50,000. Thus, such amounts are not reflected in the table.

(2)      Represents   the  premiums  paid on a  $1,000,000  term life  insurance policy as to which Mr. Silverman may designate the beneficiary.

(3) Jeffrey D. Lewenthal's employment with the Company began on March 1997. The figure represents the compensation Mr. Lewenthal received from the Company for the period of his employment with the Company in 1997.


Employment and Non-Compete Agreements

     The Company has entered into an employment agreement with Jon Silverman, dated as of January 17, 1997, which expires on December 31, 1999 (the "Silverman Employment Agreement"). Pursuant to such agreement, Mr. Silverman receives a base salary of $180,000. In addition, if Mr. Silverman is insurable, the Company is obligated to pay the premium on a $1,000,000 term life insurance policy, to which Mr. Silverman will designate the beneficiary. Under the agreement, Mr. Silverman also is entitled to customary benefits and perquisites.

     The Silverman Employment Agreement may be terminated by the Company sooner than December 31, 1999 in the case of his "disability" or "for cause" (as such terms are defined in the agreement). If Mr. Silverman's employment is terminated for any reason he shall receive his basic salary through the effective date of termination. If his employment is terminated due to his disability or without cause by the Company or if Mr. Silverman leaves the employ of the Company for "good reason" (defined in the agreement to include, among other things, a change in control of the Company or the removal of Mr. Silverman from his position as the Chairman of the Board, President and Chief Executive Officer), then Mr. Silverman shall also be entitled to receive in cash within 10 days after such termination an amount equal to the greater of (i) one year's basic salary at the highest rate paid to him during the term of his employment under the agreement or (ii) the basic salary that would have been paid to him had the term of employment ended on December 31, 1999 calculated at the highest rate paid to him during the term of his employment under the agreement.

     On March 15, 1999 the Company and Mr. Silverman entered into an agreement to amend the Silverman Employment Agreement (the "Silverman Amendment"). Pursuant to the Silverman Amendment, Mr. Silverman will continue to serve as the Chairman of the Company, but ceased being the President and Chief Executive Officer of the Company, effective on the date of the Silverman Amendment. The Silverman Amendment also provides that of the options to purchase shares of common stock of the Company previously granted to Mr. Silverman, options to purchase an aggregate of 33,333 shares shall become exercisable on April 2, 1999 and options to purchase an aggregate of 33,334 of such shares shall become exercisable on December 30, 1999; provided in each case that Mr. Silverman is still employed by the Company. If they become exercisable, the foregoing options may be exercised until December 31, 2004 whether or not the employment of Mr. Silverman by the Company has terminated. Options to purchase the remaining 33,333 shares (of the options to purchase 100,000 shares previously granted to Mr. Silverman) shall become null and void and may not be exercised at any time after the termination of Mr. Silverman's employment with the Company. As a result of the foregoing changes in the terms of the options previously granted to Mr. Silverman, all of such options shall be non-qualified stock options rather than incentive stock options.

     The Company and Gary Allanson have entered into an employment agreement, dated as of March 15, 1999, which expires on March 14, 2001 (the "Allanson Employment Agreement"). The term of the Allanson Employment Agreement may be extended for one or two years upon written notice given by the Company to Mr. Allanson prior to June 14, 2000. Pursuant to the Allanson Employment Agreement, Mr. Allanson serves as the President and Chief Executive Officer of the Company and receives an annual salary of $240,000. In addition, if Mr. Allanson is insurable, the Company is obligated to pay the premium on a $1,000,000 term life insurance policy, to which Mr. Allanson will designate the beneficiary. Under the Allanson Employment Agreement, Mr. Allanson is also entitled to customary benefits and perquisites.

     Under the Allanson Employment Agreement, if Mr. Allanson's employment is terminated for disability, for cause or upon his death, Mr. Allanson or his estate will receive his base salary and other benefits through the date of termination. If Mr. Allanson voluntarily terminates his employment with the Company for "good reason" (defined in the Allanson Employment Agreement to include, among other things, a change in control of the Company or the removal of Mr. Allanson from his position as the President and Chief Executive Officer), Mr. Allanson is entitled to receive his base salary and other benefits through the 180th day after the date of termination. If Mr. Allanson's employment is terminated by the Company without cause, the Company is obligated to pay Mr. Allanson his base salary and provide Mr. Allanson and Mr. Allanson's family with hospital, major medical and dental insurance equivalent to the insurance provided on the date of termination, through the end of the term of the Allanson Employment Agreement then in effect on the date of termination.

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

ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Common Stock as of March 19, 1999, for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

    Name and Address                                                  Percent of
    Of Beneficial Owner(1)                         Number of Shares     Class(2)
    -------------------                            ----------------     --------
Reseal International Corporation ..................      1,230,731         12.9%
c/o The ReSeal Companies
599 Lexington Avenue, 23rd Floor
New York, New York 10022

Jon Silverman .....................................        633,333(3)       6.6%
c/o International Dispensing Corporation
2500 Westchester Avenue
Suite 317
Purchase, New York 10577

Gregory Abbott ....................................      1,102,260(4)      11.5%
1200 Kessler Drive
Aspen, CO 81611

George Kriste .....................................        293,333(5)       3.1%
20643 Seabord Road
Malibu, California 90265

Jay M. Rosen ......................................          1,000(6)       *
21 Longledge Drive
Rye Brook, New York 10593

Claude K. Lee .....................................              0(7)       *
5025 South McCaran, Apt. 344
Reno, Nevada 89502

All directors and executive officers as a .........      2,346,593(8)      23.6%
group (7 persons)

----------------------------------------------
*        Less than 1%.

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

(3) Includes 33,333 shares of common stock of the Company issuable upon exercise of options, which will become exercisable on April 2, 1999. Does not include 66,667 shares of common stock of the Company issuable upon exercise of options which will not become exercisable within the next 60 days.

(4) Includes 13,333 shares of common stock of the Company issuable upon exercise of options, which will become exercisable on April 2, 1999. Does not include 26,667 shares of common stock of the Company issuable upon exercise of options which will not become exercisable within the next 60 days.

(5) Includes 13,333 shares of common stock of the Company issuable upon exercise of options, which will become exercisable on April 2, 1999. Does not include 26,667 shares of common stock of the Company issuable upon exercise of options which will not become exercisable within the next 60 days.

(6) Does not include shares of common stock of the Company issuable upon exercise of options which will not become exercisable within the next 60 days.

(7) Does not include shares of common stock of the Company issuable upon exercise of options which will not become exercisable within the next 60 days.

(8) Includes in the aggregate 376,612 shares of common stock of the Company issuable upon exercise of options held by the directors and executive officers of the Company, which options are exercisable within 60 days of March 19, 1999. Does not include 163,334 shares of common stock of the Company issuable upon exercise of options which will not become exercisable within the next 60 days.


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

    3.3           Certificate of Amendment to the Certificate of Incorporation.*

    3.4 By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 to the Form SB-2).

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

    10.3          Form  of  Bridge   Loan   Agreement   and   Promissory   Note
                  (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

    10.4 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

    10.5 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott, George Kriste, David Brenman, Gerald Gottlieb, Marc Gottlieb, Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal International Limited Partnership, Technologies & Advancements, Inc., ReSeal

                  International  Corporation,  ReSeal  Pharmaceutical  Systems,
                  Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.7 to the Form SB-2).

    10.6 Amendment to the Agreement by and between the Registrant and Nologies, Inc., dated February 26, 1999.*

    10.7 Employment Agreement, dated as of January 17, 1997, between the Registrant and Jon Silverman (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996).

    10.8 Amendment, dated March 15, 1999, to Employment Agreement between the Registrant and Jon Silverman.*

    10.9 Employment Agreement, dated March 15, 1999, between the Registrant and Gary Allanson.*

    10.10 Registration Rights Agreement dated May 8, 1996 by and between Banco Inversion, S.A., and the Company (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997 ("1997 10-KSB")).

    10.11 Joint Systems Development Agreement entered into as of October 1, 1997, between the Company and Packaging (incorporated herein by reference to Exhibit 10.9 to the Company's 1997 10-KSB).

    10.12 Sale and Assignment Agreement dated as of November 19, 1997 between the Trustee and the Company (incorporated herein by reference to Exhibit 10.10 to the Company's 1997 10-KSB).

    10.13 Agreement entered into as of December 23, 1997 between the Company and Well Men (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

    10.14 Sublease dated November 5, 1997 between General Motors Corporation and the Company, together with Consent to Sublease dated as of November 12, 1997 between East Ridge Properties I Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's 1997 10-KSB).

    27            Financial Data Schedule*
----------------------------

* Filed herewith

Reports on Form 8-K

                   No Form 8-K was filed by the Company within the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                 INTERNATIONAL DISPENSING
                                             CORPORATION



                                        By:/s/ Gary Allanson
                                           ----------------------
                                           Gary Allanson
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                            Title                             Date
---------                            -----                             ----
/s/ Gary Allanson          President and Chief Executive         March 30, 1999
---------------------      Officer
Gary Allanson              (Principal Executive
                           Officer)


/s/ Jon Silverman          Chairman and Director                 March 30, 1999
--------------------
Jon Silverman

/s/ Jeffrey Lewenthal      Chief Financial                       March 30, 1999
----------------------     Officer, Executive Vice President
Jeffrey Lewenthal          of Business Development (Princi
                           pal Accounting and Financial Of
                           ficer), Treasurer and Secretary

/s/ Jay Rosen              Director                              March 30, 1999
----------------------
Jay Rosen

/s/ Gregory Abbott         Director                              March 30, 1999
----------------------
Gregory Abbott

/s/ George Kriste          Director                              March 30, 1999
----------------------
George Kriste

/s/ Claude Lee             Director                              March 30, 1999
----------------------
Claude Lee

                      INTERNATIONAL DISPENSING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        3.3 Certificate of Amendment to the Certificate of Incorporation.*

        3.4 By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 to the Form SB-2).

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

        10.3       Form  of  Bridge   Loan   Agreement   and   Promissory   Note
                   (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

        10.4 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

        10.5 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott, George Kriste, David Brenman, Gerald Gottlieb, Marc Gottlieb, Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal International Limited Partnership, Technologies & Advancements, Inc., ReSeal
                   International  Corporation,  ReSeal  Pharmaceutical  Systems,
                   Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.7 to the Form SB-2).

        10.6 Amendment to the Agreement by and between the Registrant and Nologies, Inc., dated February 26, 1999.*

        10.7 Employment Agreement, dated as of January 17, 1997, between the Registrant and Jon Silverman (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996).

        10.8 Amendment, dated March 15, 1999, to Employment Agreement, dated between the Registrant and Jon Silverman.*

        10.9 Employment Agreement, dated March 15, 1999, between the Registrant and Gary Allanson.*

        10.10 Registration Rights Agreement dated May 8, 1996 by and between Banco Inversion, S.A., and the Company (incorporated herein by reference to Exhibit 10.8 to the Company's 1997 10-
                   KSB).

        10.11 Joint Systems Development Agreement entered into as of October 1, 1997, between the Registrant and Packaging Systems, LLC (incorporated herein by reference to Exhibit
                   10.9 to the Company's 1997 10-KSB).

        10.12 Sale and Assignment Agreement dated as of November 19, 1997 between Harvey R. Miller, Esq., as trustee, for the liquidation of Stratton Oakmont, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.10 to the Company's 1997 10-KSB).

        10.13 Agreement entered into as of December 23, 1997 between the Company and Well Men Industrial Company Limited (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

        10.14 Sublease dated November 5, 1997 between General Motors Corporation and the Company, together with Consent to Sublease dated as of November 12, 1997 between East Ridge Properties I Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's 1997 10-KSB).

        27         Financial Data Schedule.*

----------------------------


* Filed herewith.