Form 10KSB/A
period 1998-12-31
INTERNATIONAL DISPENSING CORP
filed 1999-04-08
CIK 1016739

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB/A

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1998

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from            to
                                    ----------    ------------

                         Commission file number: 0-21489

                      INTERNATIONAL DISPENSING CORPORATION
                 ----------------------------------------------
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


                                                         Annual Compensation                        Long-Term Compensation
                                                 -----------------------------------    --------------------------------------------
Name and Principal                  Fiscal        Salary        Bonus   Other Annual    Restricted       Securities       All Other
Position                             year          ($)           ($)    Compensation      Stock          Underlying     Compensation
                                                                          ($)(1)         Award($)        Options (#)        ($)
Jon Silverman ....................   1998        $180,000         -          -             -              100,000         $4,430(2)
Chairman, CEO and ................   1997        $187,500         -          -             -                 --           $4,000(2)
President ........................   1996        $144,000         -          -             -                 --              --

Jeffrey D. Lewenthal .............   1998        $144,000         -          -             -               50,000            --
Chief Financial Officer, .........   1997        $ 96,000(3)      -          -             -                 --              --
Executive Vice President .........   1996            --           -          -             -                 --              --
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


Option Grants in Fiscal Year Ended December 31, 1998

     The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 1998 pursuant to the 1998 Stock Option Plan to the executive officers listed in the Summary Compensation Table.

                                                       Percent Of Total               Exercise
                          Number of Securities         Options Granted to             Or Base
                          Underlying Options           Employees In Fiscal            Price           Expiration
Name                      Granted (#)                  Year                           ($/Sh)          Date
-----------------         --------------------         -------------------            --------        ----------
Jon Silverman              100,000(1)                    64.5%                        $1.595          4/2/2008
Jeffrey Lewenthal          50,000(2)                     32.3%                        $1.595          4/2/2008

----------
(1) The terms of grant of such options provided that options to purchase 33,333 shares of common stock of the Company would become exercisable on April 2, 1999, options to purchase an additional 33,333 shares of common stock of the Company would become exercisable on April 2, 2000 and options to purchase the remaining 33,334 shares of common stock of the Company would become exercisable on April 2, 2001. Pursuant to the amendment dated March 15, 1999 to Mr. Silverman's employment agreement with the Company, the vesting schedule and the length of time such options may be exercised upon termination of Mr. Silverman's employment with the Company were changed. See "Employment and Non-Compete Agreements" below.

(2) Of these options, options to purchase 16,666 share of common stock of the Company will become exercisable on April 2, 1999, options to purchase an additional 16,666 shares of common stock of the Company will become exercisable on April 2, 2000 and options to purchase the remaining 16,667 shares of common stock of the Company will become exercisable on April 2, 2001.


Aggregated Option Exercises in Fiscal Year Ended December 31, 1998 and Fiscal Year End Option Values

         None of the executive officers listed in the Summary Compensation Table exercised any option during the fiscal year ended December 31, 1998. The following table sets forth certain information with respect to options to purchase common stock of the Company held by the foregoing executive officers on December 31, 1998.



                     Number of Securities Underlying      Value of Unexercised In-The-Money
                     Unexercised Options on 12/31/98      Options on 12/31/98 ($)
Name                 (#) Exercisable/Unexercisable        Exercisable/Unexercisable
Jon Silverman                  0/100,000                            0/0
Jeffrey Lewenthal              0/50,000                             0/0



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

Compensation of Directors

     The Director Option Plan effective as of April 2, 1998 provides that a non-employee director who is not an incumbent director will be granted an option to purchase 5,000 shares of common stock of the

Company on the date such person first becomes a director. And, after such initial grant, such person will be automatically granted an option to purchase an additional 5,000 shares of common stock of the Company on the date of such person's reelection as a director, if by such date the person shall have served as a director for at least six months. Pursuant to the Director Option Plan, Claude Lee and Jay Rosen were each granted an option to purchase 5,000 shares of common stock of the Company at an exercise price of $1.595 per share, when they were elected as directors of the Company on July 9, 1998.

     In addition to the foregoing, non-employee directors of the Company are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any committees on which they may serve. Directors do not presently receive any fees for attendance or participation at Board or committee meetings.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 7, 1999                        INTERNATIONAL DISPENSING CORPORATION

                                            By:/s/ Gary Allanson
                                               -----------------
                                                   Gary Allanson President and
                                                   Chief Executive Officer