Form 10QSB
period 1999-03-31
INTERNATIONAL DISPENSING CORP
filed 1999-05-13
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to_______________

Commission file number     0-21489

                      International Dispensing Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                            13-3856324
 -------------------------------                            -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,566,668 shares of Common Stock as of May 7, 1999

Transitional Small Business Disclosure Format (Check One): Yes [ ]    No [X]

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents



Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number

         Balance Sheets at March 31, 1999 (unaudited)                     3
         and December 31, 1998

         Statements of Operations for the Three Months                    4
         Ended March 31, 1999 and 1998 and for the Period from
         Inception (October 10, 1995) through March 31, 1999

         Statements of Cash Flows for the Three Months Ended              5
         March 31, 1999 and 1998 and for the Period from Inception
         (October 10, 1995) through March 31, 1999

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial                7
         Condition and Results of Operations

Part II - OTHER INFORMATION                                               11

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                      March 31,     December 31,
                                                         1999           1998
                                                     (unaudited)
                                                     -----------    -----------
Assets
Current Assets:
Cash and cash equivalents  .......................   $ 1,040,269    $ 1,270,527
Prepaid expenses .................................        50,540         43,545
                                                     -----------    -----------
                              Total current assets     1,090,809      1,314,072
Fixed Assets:
Office equipment .................................         7,469          3,480
Automobile .......................................        21,919         21,919
Accumulated depreciation and amortization ........       (10,114)        (8,314)
                                                     -----------    -----------
                                  Net fixed assets        19,274         17,085
Other Assets .....................................        30,035         30,033
                                                     -----------    -----------
                                      Total Assets   $ 1,140,118    $ 1,361,190
                                                     ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable .................................        42,112         19,791
Accrued expenses .................................        42,366         72,506
                                                     -----------    -----------
Total current liabilities ........................        84,478         92,297
                                                     -----------    -----------
                                 Total liabilities        84,478         92,297
Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; ................          --             --
2,000,000 shares authorized, no
shares issued or outstanding
Common stock, $.001 par value; ...................         9,567          9,567
40,000,000 shares authorized;
9,566,668 issued and outstanding
as of December 31, 1998 and March 31,
1999 respectively
Additional paid-in capital .......................     9,895,286      9,895,286
Deficit accumulated during .......................    (8,849,213)    (8,635,960)
development stage
                                                     -----------    -----------
                        Total stockholders' equity     1,055,640      1,268,893
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $ 1,140,118    $ 1,361,190
                                                     ===========    ===========




    The accompanying notes are an integral part of these financial statements


                                                       STATEMENT OF OPERATIONS

                                                                                                                        Cumulative
                                                                                                                     from Inception
                                                                                  Three Months ended                October 10, 1995
                                                                        -------------------------------------             through
                                                                        March 31, 1999         March 31, 1998         March 31, 1999
                                                                          -----------            -----------            -----------
                                                                          (unaudited)            (unaudited)            (unaudited)
Operating Expenses
  General and adminstrative ...................................               275,971                301,326              4,105,211
  Depreciation and amortization ...............................                 1,800                  1,500                 18,256
                                                                          -----------            -----------            -----------
    Total operating expenses ..................................               277,771                302,826              4,123,467
                                                                          -----------            -----------            -----------
        Loss from operations ..................................              (277,771)              (302,826)            (4,123,467)

Other income (expense)
  Interest expense ............................................                  --                     --                  (66,665)
  Interest income .............................................                13,871                 34,784                384,199
  Miscellaneous income ........................................                50,647                   --                   50,647
                                                                          -----------            -----------            -----------
     Net loss before extraordinary loss
         and discontinued operations ..........................           ($  213,253)           ($  268,042)           ($3,755,286)

Extraordinary loss on retirement debt .........................                  --                     --                 (250,000)

Loss from discontinued operation ..............................                  --                   19,872               (843,927)
                                                                          -----------            -----------            -----------
          Net loss ............................................           ($  213,253)           ($  248,170)           ($4,849,213)
                                                                          ===========            ===========            ===========

Basic and diluted loss per share ..............................           ($     0.02)           ($     0.03)

Basic and diluted weighted average
shares outstanding ............................................             9,566,668              9,566,668





    The accompanying notes are an integral part of these financial statements


                                                INTERNATIONAL DISPENSING CORPORATION
                                                    (A Development Stage Company)

                                                       STATEMENT OF CASH FLOWS

                                                                                                                         Cumulative
                                                                                                                      from Inception
                                                                                Three months        Three Months    October 10, 1995
                                                                                   ended               ended              through
                                                                              March 31, 1999      March 31, 1998      March 31, 1999
                                                                                (unaudited)         (unaudited)          (unaudited)
                                                                                -----------         -----------         -----------

Cash flows from operating activities:
Net loss ...............................................................        $  (213,253)        $  (248,170)        $(4,849,213)
Adjustment for (income) loss from discontinued operations ..............               --               (19,872)            843,927
                                                                                -----------         -----------         -----------
Net loss from continuing operations
                                                                                   (213,253)           (268,042)         (4,005,286)
Adjustments to reconcile net loss to
net cash used in operating activities-
  Depreciation and amortization ........................................              1,800               1,500              18,254
  Compensation from stock grant ........................................               --                  --                25,279
  Non-cash compensation ................................................               --                  --                76,238
  Loss on retirement of debt ...........................................               --                  --               250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable ....................................               --               (66,076)               --
    (Increase) decrease in prepaid expenses ............................             (6,995)             17,000             (50,540)
    Increase in other assets ...........................................                 (2)           (389,272)            (24,235)
    Increase (decrease) in accrued expenses ............................            (30,140)             (5,544)             17,087
    Increase in accounts payable .......................................             22,321               8,107              42,112
                                                                                -----------         -----------         -----------
Net cash used in continuing operating activities: ......................           (226,269)           (702,327)         (3,651,091)
Net cash provided by (used in) discontinued operations: ................               --                19,872            (843,927)
Net cash used by operating activities: .................................           (226,269)           (682,455)         (4,495,018)

Cash flows from operating activities:
    Purchase of fixed assets ...........................................             (3,989)               --               (37,528)
    Purchase of license ................................................               --                  --            (4,000,000)
                                                                                -----------         -----------         -----------
Net cash used in investing activities                                                (3,989)               --            (4,037,528)

Cash flows from financing activities:
    Proceeds from private placement ....................................               --                  --             2,100,000
    Proceeds from issuance of convertible debt .........................               --                  --               150,000
    Repayment of promissory note .......................................               --                  --              (300,000)
    Repayment of bridge loans ..........................................               --                  --            (1,050,000)
    Repayment of convertible debt ......................................               --                  --              (100,000)
    Proceeds from initial public offering ..............................               --                  --             8,772,815
                                                                                -----------         -----------         -----------
Net cash provided from financing activities ............................               --                  --           $ 9,572,815
                                                                                -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents ...................           (230,258)           (682,455)          1,040,269
Cash and cash equivalents, beginning of period .........................          1,270,527           3,138,204                --
                                                                                -----------         -----------         -----------
Cash and cash equivalents,end of period ................................        $ 1,040,269         $ 2,455,749         $ 1,040,269
                                                                                ===========         ===========         ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest .............................................               --                  --           $    66,665
Non-cash investing and financing activities:
    Issuance of common stock ...........................................               --                  --           $     5,800
    Purchase of license from affiliate .................................               --                  --           $ 4,000,000






    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
              (Information as of and for the period ended March 31,
                               1999 is unaudited)


1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet as of March 31, 1999 and statements of operations and statements of cash flows for the three months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Results of operations for the three month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

     In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.   GOING CONCERN

     The Company's development stage activities have resulted in an accumulated deficit from inception to March 31, 1999, in excess of $8.8 million (including a discontinued operation in China of $844,000, see Note 3), and losses are continuing. Since its inception, the Company has not generated any revenue. The Company's primary source of funds since inception has been from the sale of its common stock. Consequently, there is doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital through a private placement of securities to provide funding to allow it to continue development of its licensed technology. Notwithstanding, the Company believes that with the completion of the production injection mold per its Gravity Feed Valve Assembly, scheduled for the third quarter of 1999, it will generate sales revenue in the fourth quarter of 1999.

3.   DISCONTINUED OPERATIONS

     On December 23, 1997, the Company entered into an agreement with Well Men Industrial Company Limited, a Hong Kong registered corporation ("Well Men"), pursuant to which Well Men granted to the Company an exclusive right to market and sell in China certain Well Men products. Well Men also assigned to the Company for the purpose of commercializing such Well Men products, all of Well Men's patents and patent applications relating to such Well Men products. The agreement was for an initial term of ten years. The Company had opened a representative office in China to promote the sales of Well Men products and to establish the name of the Company. The Company incurred cumulative expenses of approximately $844,000 related to the opening and maintaining of the representative office in China, merchandise shipped to China, and general and administrative expenses.

     In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. In addition, Well Men had refused to pay for any of the products provided to it. As a result of this breach and the Company's inability to obtain payment from Well Men, the Company discontinued this operation and wrote-off all related receivables resulting in a loss of $719,000 in 1998. In the first quarter of 1998, the Company's results of operations have been classified as discontinued operations.

     It is the Company's intent to pursue payment of reimbursement of expenses incurred in the Company's China undertaking from Well Men.


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

     The prototype tooling for production of prototype Valve Assemblies has been completed. Initial prototype Valve Assemblies have been produced and subjected to independent laboratory testing. Such laboratory testing is continuing. In addition, the Company has supplied specific prototype Systems to customers for consumer testing. Additional customers will also be supplied with prototype systems.

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

     In 1998 the Company received two orders for Well Men products in China. The first order was for 2,750 water heaters and 11,000 pitchers, which were delivered to China in April pursuant to a Sale/Purchase Contract between the Company and Guangdon Rixin Industrial Development Corporation, a Chinese Government authorized Importer/Exporter ("Rixin"). The Company incurred a cost of $217,250 for these goods and recorded revenues of $332,750 for the sale to Rixin. The second order was for 5,000 water heaters placed in August for delivery to China by December 31, 1998. The $275,000 cost of these units and the related sales revenue of $375,000 was reflected as an account payable and an account receivable, respectively. In December of 1998, Rixin canceled the second order. Rixin has yet to make payment on the first order.

     In December of 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. As a result of this breach, the Company has discontinued its operations in China, and has taken a charge in the fourth quarter of 1998 of $718,926 representing costs and expenses incurred by the Company in its China venture, and has fully reversed the $332,750 due from Rixin in the fourth quarter 1998 as well.

     The Company intends to pursue payment of the $332,750 receivable from Rixin as well as reimbursement from Well Men of expenses incurred by the Company in its China venture.


                              RESULT OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

     Revenue - The Company has not generated any revenue since its inception.

     Operating Expenses - For the three months ended March 31, 1999, the Company had operating expenses of $277,771, which included $78,419 in research and development related expenses, versus operating expenses of $302,826 for the three month period ended March 31, 1998. This decrease of $25,055, or 8.3% over the comparable period last year is due primarily to a reduction in travel expenses and a reduction in payroll cost as the result of the termination of employment of one employee.

     Net Loss - For the three months ended March 31, 1999, the Company had a net loss of $213,253 versus a net loss of $248,170 for the three months ended March 31, 1998. This decrease in net loss of $34,917, or 14.1% over the comparable period last year, is due primarily to the reduction in operating expenses.

     The Company has reported a net loss from operations of $ 4,849,213 since inception.

                               FINANCIAL CONDITION

     As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through March 31, 1999. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and to produce and market its products. As of March 31, 1999, the Company had liquid assets of $1,040,269.

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

     As of March 31, 1999, the Company had working capital of $1,006,331. During the first quarter of Fiscal 1999, the Company was spending at a rate of approximately $92,500 per month. The Company expects that such rate will increase to approximately $130,000 per month commencing in the third quarter of Fiscal 1999. Such increase will be primarily due to the Company's leasing of a production mold for the production of the Valve Assemblies. Therefore, the Company expects that it will require additional capital to finance its operations after the third quarter of Fiscal 1999.

     The Company is seeking a minimum of $1.5 million in financing. If the Company is not able to obtain additional funds on terms and conditions satisfactory to the Company, the Company will have to scale back its research and development activities.

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


                                           INTERNATIONAL DISPENSING
                                                CORPORATION



Date: May 13, 1999                         /s/ Gary Allanson
                                           -------------------------------------
                                           Gary Allanson
                                           Chief Executive Officer & President
                                            (Principal Executive Officer)




Date: May 13, 1999                         /s/ Jeffrey D. Lewenthal
                                           -------------------------------------
                                           Jeffrey D. Lewenthal
                                           Chief Financial Officer and Treasurer
                                            (Principal Accounting and Financial
                                             Officer)