Form 10QSB
period 1999-06-30
INTERNATIONAL DISPENSING CORP
filed 1999-07-28
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,566,668 shares of Common Stock as of July 28, 1999

Transitional Small Business Disclosure Format (Check One): Yes [ ]    No [X]

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents



Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                       Page Number

          Balance Sheets at June 30, 1999 (unaudited)                     3
          and December 31, 1998

          Statements of Operations for the Six and Three Months           4
          Ended June 30, 1999 and 1998 and for the Period from
          Inception (October 10, 1995) through June 30, 1999

          Statements of Cash Flows for the Six Months Ended               5
          June 30, 1999 and 1998 and for the Period from Inception
          (October 10, 1995) through June 30, 1999

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of Financial               7
          Condition and Results of Operations

Part II - OTHER INFORMATION                                              10

                      INTERNATIONAL DISPENSING CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET

                                                   June 30, 1999    December 31,
                                                    (unaudited)        1998
                                                    -----------     -----------
Assets
Current Assets:
  Cash and cash equivalents ....................    $   544,975     $ 1,270,527
  Accounts receivable ..........................          5,675
  Loans receivable .............................         31,000
  Prepaid expenses .............................         46,109          43,545
                                                    -----------     -----------
                            Total current assets        627,759       1,314,072
Fixed Assets:
  Office equipment .............................         30,882           3,480
  Automobile ...................................         21,919          21,919
  Accumulated Depreciation and Amortization ....        (11,914)         (8,314)
                                                    -----------     -----------
                                Net fixed assets         40,887          17,085
Other Assets ...................................         23,035          30,033
                                                    -----------     -----------
                                    Total Assets    $   691,681     $ 1,361,190
                                                    ===========     ===========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable .............................         39,013          19,791
  Accrued expenses .............................          6,001          72,506
                                                    -----------     -----------
  Total current liabilities ....................         45,014          92,297
                                                    -----------     -----------
                               Total liabilities         45,014          92,297
Commitments & contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value; ............           --              --
  2,000,000 shares authorized, no
  shares issued or outstanding
  Common stock, $.001 par value; ...............          9,567           9,567
  40,000,000 shares authorized;
  9,566,668 issued and outstanding
  as of December 31, 1998 and June 30,
  1999 respectively
  Additional paid-in capital ...................      9,895,286       9,895,286
  Deficit accumulated during ...................     (9,258,186)     (8,635,960)
  development stage
                                                    -----------     -----------
                      Total stockholders' equity        646,667       1,268,893
                                                    -----------     -----------
      Total liabilities and stockholders' equity    $   691,681     $ 1,361,190
                                                    ===========     ===========



The accompanying notes are an integral part of these financial statements

                                                INTERNATIONAL DISPENSING CORPORATION
                                                    (A Development Stage Company)

                                                       STATEMENT OF OPERATIONS

                                                                                                                        Cumulative
                                                                 Six Months                     Three Months         from Inception
                                                                   ended                           ended            October 10, 1995
                                                       -----------------------------   -----------------------------     through
                                                       June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998   June 30, 1999
                                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                        -----------     -----------     -----------     -----------     -----------
Operating Expenses
  General and Adminstrative ........................    $   691,842     $   646,964     $   415,871     $   345,368     $ 4,521,081
  Depreciation and Amortization ....................          3,600           3,000           1,800           1,500          20,056
                                                        -----------     -----------     -----------     -----------     -----------
                            Total operating expenses        695,442         649,964         417,671         346,868       4,541,137
                                                        -----------     -----------     -----------     -----------     -----------
                                Loss from operations       (695,442)       (649,964)       (417,671)       (346,868)     (4,541,137)

Other income (expense)
  Interest Expense .................................           --              --              --              --           (66,665)
  Interest Income ..................................         22,391          61,759           8,520          26,975         392,718
  Miscellaneous income .............................         50,825            --              --              --            50,825
                                                        -----------     -----------     -----------     -----------     -----------
                 Net loss before extraordinary loss
                        and discontinued operations     ($  622,226)    ($  588,205)    ($  409,151)    ($  319,893)    ($4,164,259)

Extraordinary loss on retirement of debt ...........           --              --              --              --          (250,000)

Loss from discontinued operations ..................           --          (145,925)           --          (125,783)       (843,927)
                                                        -----------     -----------     -----------     -----------     -----------
        Net loss ...................................    ($  622,226)    ($  734,130)    ($  409,151)    ($  445,676)    ($5,258,186)
                                                        ===========     ===========     ===========     ===========     ===========

Basic and diluted loss per share ...................    ($     0.06)    ($     0.08)    ($     0.04)    ($     0.05)

Basic and diluted weighted average
shares outstanding .................................      9,566,668       9,566,668       9,566,668       9,566,668



The accompanying notes are an integral part of these financial statements

                                                INTERNATIONAL DISPENSING CORPORATION
                                                    (A Development Stage Company)

                                                       STATEMENT OF CASH FLOWS
                                                                                                                        Cumulative
                                                                                                                      from Inception
                                                                                   Six months         Six Months    October 10, 1995
                                                                                     ended              ended             through
                                                                                 June 30, 1999      June 30, 1998      June 30, 1999
                                                                                  (unaudited)        (unaudited)        (unaudited)
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
Net Loss ..................................................................       $  (622,226)       $  (442,280)       $(5,258,186)
Adjustment for(income) loss from discontinued operations ..................              --             (145,925)           843,927
                                                                                  -----------        -----------        -----------
Net loss from continuing operations .......................................          (622,226)          (588,205)        (4,414,259)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization ...........................................             3,600              2,999             20,054
  Compensation from stock grant ...........................................              --                 --               25,279
  Non-cash compensation ...................................................              --                 --               76,238
  Loss on retirement of debt ..............................................              --                 --              250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable .......................................            (5,675)          (343,670)            (5,675)
    (Increase) decrease in prepaid expenses ...............................            (2,564)            34,000            (46,109)
    Increase in other assets ..............................................           (24,002)          (618,627)           (48,235)
    Increase (decrease) in accrued expenses (66,505) ......................             1,340                               -19,278
    Increase in accounts payable ..........................................            19,222                                39,013
                                                                                  -----------        -----------        -----------
Net cash used in continuing operating activities ..........................          (698,150)        (1,512,163)        (4,122,972)
Net cash provided by (used in) discontinued operations ....................              --              145,925           (843,927)
Net cash used by operating activities .....................................          (698,150)        (1,366,238)        (4,966,899)
Cash flows from operating activities:
  Purchase of fixed assets ................................................           (27,402)              --              (60,941)
  Purchase of license .....................................................              --                 --           (4,000,000)
                                                                                  -----------        -----------        -----------
Net cash used in investing activities .....................................           (27,402)              --           (4,060,941)
Cash flows from financing activities:
  Proceeds from private placement .........................................              --                 --            2,100,000
  Proceeds from issuance of convertible debt ..............................              --                 --              150,000
  Repayment of promissory note ............................................              --                 --             (300,000)
  Repayment of bridge loans ...............................................              --                 --           (1,050,000)
  Repayment of convertible debt ...........................................              --                 --             (100,000)
  Proceeds from initial public offering ...................................              --                 --            8,772,815
                                                                                  -----------        -----------        -----------
Net cash provided from financing activities ...............................              --                 --          $ 9,572,815
                                                                                  -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                                 (725,552)        (1,366,238)           544,975
Cash and cash equivalents, beginning of period ............................         1,270,527          3,138,204               --
                                                                                  -----------        -----------        -----------
Cash and cash equivalents,end of period ...................................       $   544,975        $ 1,771,966        $   544,975
                                                                                  ===========        ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest ..................................................              --                 --          $    66,665
Non-cash investing and financing activities:
  Issuance of common stock ................................................              --                 --          $     5,800
  Purchase of license from affiliate ......................................              --                 --          $ 4,000,000



The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                   (Information as of and for the period ended
                          June 30, 1999 is unaudited)


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of June 30, 1999 and statements of operations and statements of cash flows for the three months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Results of operations for the six month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

         In  the  opinion  of  management,   the  unaudited   interim  financial
statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.       GOING CONCERN

         The Company's development stage activities have resulted in an accumulated deficit from inception to June 30, 1999, in excess of $9.6 million (including a discontinued operation in China of $844,000, see Note 3), and losses are continuing. Since its inception, the Company has not generated any revenue from operations. The Company's primary source of funds since inception has been from the sale of its common stock. Consequently, there is doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital through a private placement of securities to provide funding to allow it to continue development of its licensed technology. Notwithstanding, the Company believes that with the completion of the production injection mold for its Gravity Feed Valve Assembly, scheduled for the fourth quarter of 1999, it will generate sales revenue in the fourth quarter of 1999.

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

         In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. In addition, Well Men had refused to pay for any of the products provided to it. As a result of this breach and the Company's inability to obtain payment from Well Men, the Company discontinued this operation and wrote-off all related receivables resulting in a loss of $719,000 in 1998. For the six months ended June 30, 1998, the Company's results of operations have been classified as discontinued operations.

         It is the Company's intent to pursue payment of reimbursement of expenses incurred in the Company's China undertaking from Well Men.

ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company was incorporated in Delaware in October 1995 under the name ReSeal Food Dispensing Systems, Inc. and changed its name to International Dispensing Corporation on September 12, 1996. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") licensed from ReSeal International Corporation ("RIC"), which Technologies consist of barrier oriented, closed delivery and dispensing systems (the "Systems") composed of:
(i) self-adjusting reservoir bodies, (ii) patented, barrier capable, unidirectional flow valves (the "Valve Assemblies"), and (iii) as required, mechanisms to activate and facilitate the product delivery and flow functions. When utilized in dispensing a flowable food and beverage product like milk, juice, wine, etc., the Systems are designed to maintain the sterility, purity and freshness of such product throughout its use life, with the possibility of eliminating or reducing the need for adding preservatives to the product to keep it fresh and/or refrigeration throughout its use life. The self-adjusting reservoir body of a System is designed to shrink in proportion to the amount of the product being dispensed through the Valve Assembly. The Valve Assemblies are designed to dispense a product without letting either air or contaminants flow back into the internal reservoir in which the remaining product is held. The Company believes that by maintaining the purity of the product that remains in the container, the Systems will provide higher levels of freshness for significantly longer periods of time and, if preservatives are eliminated, the level of purity, of a wide array of packaged flowable products.

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

         The prototype tooling for production of prototype Valve Assemblies has been completed. Initial prototype Valve Assemblies have been produced and subjected to independent laboratory testing. Such laboratory testing is continuing. In addition, the Company has supplied specific prototype Systems to customers for consumer testing. Additional customers will also be supplied with prototype systems. In June of 1999, the Company placed an order for a single cavity steel production tool, and semi-automated assembly equipment for its valve assemblies to be delivered in the fourth quarter of 1999.

         On  November  10,  1997,  the  Company  entered  into a  Joint  Systems
Development Agreement with Packaging Systems, L.L.C., the parent company of Rapak, Inc. The resulting products of this strategic alliance will be Bag-in-Box with unique Valve/Pump Technology food and beverage delivery systems that will be marketed to the food and beverage industries throughout the United States.

         On December 23, 1997, the Company entered into an agreement with Well Men Industrial Company Limited, a Hong Kong registered corporation ("Well Men"), pursuant to which Well Men granted to the Company an exclusive right to market and sell in China certain Well Men products. Well Men also assigned to the Company for the purpose of commercializing such Well Men products, all of Well Men's patents and patent applications relating to such Well Men products. The agreement was for an initial term of ten years. The Company opened a representative office in China to promote the sales of these products and to establish the name of the Company. Operations commenced in March, 1998.

         In December of 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. As a result of this breach, the Company has discontinued its operations in China and took a charge in the fourth quarter of 1998 of $718,926 representing costs and expenses incurred by the Company in its China venture.

         The Company intends to pursue payment of a $332,750 receivable arising from sales to a Chinese customer which purchased water heaters and pitchers from the Company in 1998, as well as reimbursement from Well Men of expenses incurred by the Company in its China venture.


                              RESULT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUE - The Company has not generated any revenue from operations since its inception.

         OPERATING EXPENSES - For the six months ended June 30, 1999, the Company had operating expenses of $691,842, which included $163,671 in research and development related expenses, versus operating expenses of $646,964 for the six month period ended June 30, 1998. This increase of $44,878, or 6.9% over the comparable period last year, is due primarily to an increase in research and development related expenses, and the hiring of a new President/CEO on March 15, 1999.

         NET LOSS - For the six months ended June 30, 1999, the Company had a net loss of $622,226 versus a net loss of $734,150 for the six months ended June 30, 1998. This decrease in net loss of $111,924, or 15.2% over the comparable period last year, is due to the Company having incurred a loss from discontinued operations of $145,925 for the six month period ended June 30, 1998, attributable to its China venture.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         OPERATING EXPENSES - For the three months ended June 30, 1999, the Company had operating expenses of $415,871, which included $85,252 in research and development related expenses, versus operating expenses of $345,368 for the three month period ended June 30, 1998. This increase of $70,503 or 20.4% over the comparable period last year, is due primarily to an increase in research and development related expenses, and the hiring of a new President/CEO on March 15, 1999.

         NET LOSS - For the three months ended June 30, 1999, the Company had a net loss of $409,151 versus a net loss of $445,676 for the three months ended June 30, 1998. This decrease in net loss of $36,525, or 8.2% over the same time period last year, is due primarily to the reduction in operating expenses.

         The Company has reported a net loss from operations of $ 5,258,186 since inception.

                               FINANCIAL CONDITION

         As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through June 30, 1999. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and to produce and market its products. As of June 30, 1999, the Company had liquid assets of $691,681.

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

         As of June 30, 1999, the Company had working capital of $544,975. During the first two quarters of Fiscal 1999, the Company was spending at a rate of approximately $115,000 per month. The Company expects that such rate will increase to approximately $135,000 per month commencing in the third quarter of Fiscal 1999. Such increase will be primarily due to the commencement of production of the Valve Assemblies.

         The Company expects that it will require additional capital to finance its operations after the third quarter of Fiscal 1999. The Company is seeking a minimum of $1.5 million in financing. If the Company is not able to obtain additional funds on terms and conditions satisfactory to the Company, the Company will have to delay the acquisition of production and prototype tooling for the Company's Valve Assemblies.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
                   None

Item 2.   Changes in Securities and Use of Proceeds
                   None

Item 3.   Defaults Upon Senior Securities
                   None

Item 4.   Submission of Matters to a Vote of Security Holders

          An Annual Meeting of Stockholders of the Company was held on June 18, 1999. The stockholders elected Claude K. Lee and Gary R. Allanson as Class 1 directors to serve for a term expiring at the 2002 Meeting of Stockholders (7,179,134 shares voting in favor of the election of Claude K. Lee, 56,912 shares withholding votes for Claude K. Lee, 7,169,134 shares voted in favor of the election of Gary R. Allanson and 66,912 shares withholding votes for Gary R. Allanson).

          The stockholders also approved a proposal to amend the Company's 1998 Stock Option Plan to increase from 650,000 to 850,000 the aggregate number of shares of the Company's Common Stock which may be issued upon exercise of all options under the 1998 Stock Option Plan. The number of votes cast in favor was 6,694,157, the number votes cast against was 530,124 and the number of abstentions was 11,765. Finally, the stockholders approved a proposal to amend the Company's Director Option Plan to increase from 250,000 to 450,000 the maximum aggregate number of shares of the Company's Common Stock which may be optioned and sold under said Plan, and further amend the Company's Director Plan to provide that each outside director, provided that he or she is then serving as director, be automatically granted an option to purchase 20,000 shares of Common Stock on each anniversary of the date such outside director was first elected as a director. The number of votes cast in favor was 5,747,575, the number of votes cast against was 1,442,106 and the number of abstentions was 46,365.

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


                                           INTERNATIONAL DISPENSING
                                                 CORPORATION



Date: July 28, 1999                        /s/ Gary R. Allanson
                                           -------------------------------------
                                           Gary R. Allanson
                                           Chief Executive Officer and President
                                             (Principal Executive Officer)




Date: July 28, 1999                        /s/ Jeffrey D. Lewenthal
                                           -------------------------------------
                                           Jeffrey D. Lewenthal
                                           Chief Financial Officer and Treasurer
                                             (Principal Accounting and Financial
                                               Officer)