Form 10QSB
period 1999-09-30
INTERNATIONAL DISPENSING CORP
filed 1999-11-15
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,566,668 shares of Common Stock as of November 4, 1999

Transitional Small Business Disclosure Format (Check One): Yes [ ]    No [X]

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents



Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                       Page Number

          Balance Sheets at September 30, 1999 (unaudited)                3
          and December 31, 1998

          Statements of Operations for the Nine and Three Months          4
          Ended September 30, 1999 and 1998 and for the Period from Inception (October 10, 1995) through
          September 30, 1999

          Statements of Cash Flows for the Nine Months Ended              5
          September 30, 1999 and 1998 and for the Period from Inception (October 10, 1995) through September 30, 1999

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of Financial               7
          Condition and Results of Operations

Part II - OTHER INFORMATION                                              12

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                    September 30,   December 31,
                                                        1999           1998
                                                     -----------    -----------
                                                     (unaudited)
Assets
Current Assets:
  Cash and cash equivalents ......................   $   370,365    $ 1,270,527
  Accounts receivable ............................        57,170
  Prepaid expenses ...............................                       43,545
                                                     -----------    -----------
                              Total current assets       427,535      1,314,072
Fixed Assets:
  Office equipment ...............................       201,620          3,480
  Automobile .....................................        21,919         21,919
  Accumulated depreciation and amortization ......       (13,714)        (8,314)
                                                     -----------    -----------
                                  Net fixed assets       209,825         17,085
Other Assets .....................................        23,035         30,033
                                                     -----------    -----------
                                      Total Assets   $   660,395    $ 1,361,190
                                                     ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable ...............................        14,330         19,791
  Accrued expenses ...............................         5,532         72,506
  Escrow account .................................       365,000
                                                     -----------    -----------
  Total current liabilities ......................       384,862         92,297
                                                     -----------    -----------
                                 Total liabilities       384,862         92,297
Commitments & contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value; ..............                         --
  2,000,000 shares authorized, no
  shares issued or outstanding
  Common stock, $.001 par value; .................         9,567          9,567
  40,000,000 shares  authorized;
  9,566,668 issued and outstanding
  as of December 31, 1998 and September 30,
  1999, respectively
  Additional paid-in capital .....................     9,895,286      9,895,286
  Deficit accumulated during .....................    (9,629,320)    (8,635,960)
  development stage
                                                     -----------    -----------
                        Total stockholders' equity       275,533      1,268,893
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $   660,395    $ 1,361,190
                                                     ===========    ===========



    The accompanying notes are an integral part of these financial statements

                                                INTERNATIONAL DISPENSING CORPORATION
                                                    (A Development Stage Company)

                                                       STATEMENT OF OPERATIONS

                                                                                                                        Cumulative
                                                                 Nine Months                    Three Months          from Inception
                                                                   ended                           ended            October 10, 1995
                                                       -----------------------------   -----------------------------      through
                                                       September 30,   September 30,   September 30,   September 30,   September 30,
                                                           1999            1998            1999            1998            1999
                                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                        -----------     -----------     -----------     -----------     -----------
Operating Expenses
General and Adminstrative ..........................      1,070,040         976,801         378,198         330,107       4,899,279
Depreciation and Amortization ......................          5,400           4,500           1,800           1,500          21,856
                                                        -----------     -----------     -----------     -----------     -----------
                            Total operating expenses      1,075,440         981,301         379,998         331,607       4,921,135
                                                        -----------     -----------     -----------     -----------     -----------
                                Loss from operations     (1,075,440)       (981,301)       (379,998)       (331,607)     (4,921,135)

Other income (expense)
Interest Expense ...................................           --              --              --              --           (66,665)
Interest Income ....................................         31,256          77,337           8,865          15,578         401,583
Miscellaneous income ...............................         50,825            --              --              --            50,825
                                                        -----------     -----------     -----------     -----------     -----------
                  Net loss before extraordinary loss
                         and discontinued operations    ($  993,359)    ($  903,964)    ($  371,133)    ($  316,029)    ($4,535,392)

Extraordinary loss on retirement of debt ...........           --              --              --              --          (250,000)

Loss from discontinued operations ..................           --          (245,655)           --          (100,000)       (843,927)
                                                        -----------     -----------     -----------     -----------     -----------
                                            Net loss    ($  993,359)    ($1,149,619)    ($  371,133)    ($  416,029)    ($5,629,319)
                                                        ===========     ===========     ===========     ===========     ===========

Basic and diluted loss per share ...................    ($     0.10)    ($     0.12)    ($     0.04)    ($     0.04)

Basic and diluted weighted average
shares outstanding .................................      9,566,668       9,566,668       9,566,668       9,566,668




                              The accompanying notes are an integral part of these financial statements


                                                INTERNATIONAL DISPENSING CORPORATION
                                                    (A Development Stage Company)

                                                       STATEMENT OF CASH FLOWS
                                                                                                                        Cumulative
                                                                                                                      from Inception
                                                                                Nine months         Nine Months     October 10, 1995
                                                                                   ended               ended              through
                                                                               September 30,       September 30,       September 30,
                                                                                   1999                1998                1999
                                                                                (unaudited)         (unaudited)         (unaudited)
                                                                                -----------         -----------         -----------
Cash flows from operating activities:
Net Loss ...............................................................        $  (993,359)        $  (658,309)        $(5,629,319)
Adjustment for (income) loss from discontinued operations ..............               --              (245,655)            843,927
                                                                                -----------         -----------         -----------
Net loss from continuing operations ....................................           (993,359)           (903,964)         (4,785,392)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization ........................................              5,400               4,500              21,854
  Compensation from stock grant ........................................               --                  --                25,279
  Non-cash compensation ................................................               --                  --                76,238
  Loss on retirement of debt ...........................................               --                  --               250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable ....................................            (57,170)           (723,089)            (57,170)
    (Increase) decrease in prepaid expenses ............................             43,545              46,333
    Increase in other assets ...........................................            (17,002)           (671,581)            (41,235)
    Increase (decrease) in accrued expenses ............................            (66,974)            250,044             (19,747)
    Increase (decrease) in accounts payable ............................             (5,462)                                 14,329
    Increase in escrow account .........................................            365,000                                 365,000
                                                                                -----------         -----------         -----------
Net cash used in continuing operating activities .......................           (702,022)         (1,997,757)         (4,126,844)
Net cash provided by (used in) discontinued operations .................               --               245,655            (843,927)
Net cash used by operating activities ..................................           (702,022)         (1,752,102)         (4,970,771)
Cash flows from operating activities:
  Purchase of fixed assets .............................................           (198,140)               --              (231,679)
  Purchase of license ..................................................               --                  --            (4,000,000)
                                                                                -----------         -----------         -----------
Net cash used in investing activities ..................................           (198,140)               --            (4,213,679)
Cash flows from financing activities:
  Proceeds from private placement ......................................               --                  --             2,100,000
  Proceeds from issuance of convertible debt ...........................               --                  --               150,000
  Repayment of promissory note .........................................               --                  --              (300,000)
  Repayment of bridge loans ............................................               --                  --            (1,050,000)
  Repayment of convertible debt ........................................               --                  --              (100,000)
  Proceeds from initial public offering ................................               --                  --             8,772,815
                                                                                -----------         -----------         -----------
Net cash provided from financing activities ............................               --                  --           $ 9,572,815
                                                                                -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents ...................           (900,162)         (1,752,102)            309,901
Cash and cash equivalents, beginning of period .........................          1,270,527           3,138,204                --
                                                                                -----------         -----------         -----------
Cash and cash equivalents,end of period ................................        $   370,365         $ 1,386,102         $   370,365
                                                                                ===========         ===========         ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest ...............................................               --                  --           $    66,665
Non-cash investing and financing activities:
  Issuance of common stock .............................................               --                  --           $     5,800
  Purchase of license from affiliate ...................................               --                  --           $ 4,000,000



                              The accompanying notes are an integral part of these financial statements


                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
  (Information as of and for the period ended September 30, 1999 is unaudited)


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of September 30, 1999 and statements of operations and statements of cash flows for the three months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Results of operations for the nine month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

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

         In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. In addition, Well Men had refused to pay for any of the products provided to it. As a result of this breach and the Company's inability to obtain payment from Well Men, the Company discontinued this operation and wrote-off all related receivables resulting in a loss of $719,000 in 1998. For the nine months ended September 30, 1998, the Company's results of operations have been classified as discontinued operations.

         It is the Company's intent to pursue payment of reimbursement of expenses incurred in the Company's China undertaking from Well Men.

3.         SUBSEQUENT EVENT

         On October 25, 1999, the Company obtained $700,000 of financing through the issuance of shares of Series A Redeemable Convertible Preferred Stock to a group of accredited investors. Under their subscription agreement for the purchase of Preferred Stock, the investors have agreed, subject to the Company maintaining an unencumbered cash or cash equivalent balance of $100,000, and their right to terminate their commitment to purchase additional shares at any time, to buy a minimum of $700,000 and a maximum of $2,000,000 of the Preferred Shares at a price of $2,000 per share in periodic purchases tied to the Company's anticipated funding needs over a period ending August 31, 2000. The Company is not obligated to issue any additional shares of Preferred Stock. The Preferred Stock is entitled to receive a 12% cumulative annual dividend, payable quarterly at the Company's option in either cash or Preferred Stock. The Preferred Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends and is convertible anytime at the holder's option into shares of the Company's common stock at an initial conversion rate of $0.22 per share of Common Stock, which conversion rate is subject to adjustment in certain circumstances to protect against dilution. The Preferred Stock is redeemable at the Company's option, for $2,000 per Share plus accrued and unpaid dividends, upon the earlier of the Company reporting three consecutive quarters of net income or reporting audited net income for any fiscal year. The Preferred Stock votes with the Common Stock on an as-converted basis and has the right to elect one director to the Board. The Shares issued are unregistered, have unlimited piggyback registration rights and one demand registration right. The Company intends to use the proceeds of the sale to make a portion of the required capital investments to bring its proprietary, patented technologies to market. The stock sale will also allow the Company to pursue several pending strategic alliances with leading flexible packaging and dispensing equipment suppliers.


ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company's first commercial technology to be brought to market will be the Gravity Flow Valve. This dispensing technology has been in development for over 3 years. The Company believes that on or before December 17, 1999, the Company's single cavity production mold and semi automated assembly equipment will be producing Gravity Flow Valves for commercial sale.

         The Gravity Flow Valve was developed to exceed the barrier dispensing requirements of products dispensed from flexible packaging, commonly referred to as Bag-in-Box packaging (i.e., plastic film formed into a bag or pouch that is carried in a cardboard box). The Gravity Flow Valve was specifically targeted for use in bag-in-box applications such as boxed wine, milk, cream, fruit juices, ice teas, hot beverages, salad dressings, sauces and cooking oils.

         The Gravity Flow Valve's patented, technology offers flowable foods and non-carbonated beverages an instant open and instant close dispensing action that delivers improved oxygen and bacteria barriers.

         The   Company's   Gravity  Flow  Valve   capabilities   were   expanded
significantly when the Gravity Flow Valve core technology was wrapped into a tamper resistant package that offered customers the flexibility to develop ergonomic, Custom Gravity Flow Valves to their specifications. The ergonomic custom design option provides the producers of wine, juice, salad dressing, dairy, coffee, tea, soup and sauce an opportunity to offer exclusive, unique dispensing devices that are tamper resistant, cost effective and a clear point of difference versus other competing dispensing technologies.

         The Company believes that its patented gravity flow technology represents the pivotal, core technology that will allow flowable food and beverage companies to change the current dispensing paradigm and deliver quality foods and beverages safely to the food service industry and quick serve restaurants.

         The Company is currently in discussions with leading flowable food and beverage companies and plans to form strategic alliances with leading corrugated box, and filling equipment companies to offer end users unique, cost effective, turnkey solutions.

         Future development work on the Gravity Flow Valve will be focused on customized designs to meet specific customer requests.

         In the latter part of 1999, the Company developed its Fresh Flow System from a design that was patented in 1997. The Fresh Flow System is intended to replace peristaltic pumps, which are currently used to move non-carbonated concentrates from their flexible packages into the mixing and dispensing stream of post-mix dispenser units.

         The Fresh Flow System is a disposable dispensing valve that can be customized to fit onto each bag of delicate juice, tea or beverage concentrate that will be dispensed through a post-mix dispenser. The Fresh Flow System is a commercially sterile dispensing valve that also acts as a barrier closure for delicate beverage concentrates. A proof of concept tabletop demonstration unit has been constructed for the Fresh Flow System, which demonstrates its ability to move non-carbonated concentrates from their flexible packages into the mixing and dispensing stream of a post-mix dispensing unit.

         The Company is in the process of evaluating strategic alliance opportunities with leading post-mix dispensing equipment manufacturers and leading beverage concentrate companies in order to move to the next stage of design development for the Fresh Flow System.

         The Company has developed a Portion Control Pump designed to exceed the sterile dispensing requirements of the flowable food and beverage industries. The Portion Control Pump is targeted for products ranging from nacho cheese, condiments, salad dressings, and teas to cooking oils, sauces, and soups. The Company's patented core technology is embedded into the pump providing a sterile portion control dispensing solution for products that could not be offered in flexible package. The Company believes that the Portion Control Pump will have a significant impact on the way nacho cheese, soups, broth, sauces and cooking oils are dispensed across the food service industry and the quick serve restaurant industry. The Company's disposable Portion Control Pump is attached to each individual bag or pouch at the production facility acting as a tamper resistant closure during the distribution process. Once on site, the Portion Control Pump is intended to act as a dispensing device that will enhance product safety and insure the product's quality is in the same commercial sterile state as when the package was filled.

         The Portion Control Pump technology can be customized to any size, shape and functionality to meet the demands of various flowable food and beverage applications. The Portion Control Pump technology can also be customized to offer customers a manual, mechanical or electrical actuated pump. Hand made prototypes of the manually actuated pumps are currently being presented to leading food, beverage and dispensing equipment companies.

         The Company is in the process of evaluating strategic alliance opportunities with leading food, beverage and dispensing equipment manufacturers in order to move to the next level of Portion Control Pump prototyping that will be product specific.

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

         In December of 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. As a result of this breach, the Company has discontinued its operations in China, and took a charge in the fourth quarter of 1998 of $718,926 representing costs and expenses incurred by the Company in its China venture.

         The Company intends to pursue payment of a $332,750 receivable arising from sales to a Chinese customer which purchased water heaters and pitchers from the Company in 1998, as well as reimbursement from Well Men of expenses incurred by the Company in its China venture.

                              RESULT OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE - The Company has not generated any revenue from operations since its inception.

         OPERATING EXPENSES - For the nine months ended September 30, 1999, the Company had operating expenses of $1,070,040, which included $243,772 in research and development related expenses, versus operating expenses of $976,801 for the nine month period ended September 30, 1998. This increase of $93,239, or 9.5% over the comparable period last year, is due primarily to an increase in research and development related expenses, the hiring of a new President/CEO on March 15, 1999, and the retention of a consultant in July to assist in product sales and a consultant in September to direct the Company's quality assurance program for its products.

         NET LOSS - For the nine months ended September 30, 1999, the Company had a net loss of $993,359 versus a net loss of $1,149,619 for the nine months ended September 30, 1998. This decrease in net loss of $156,260, or 13.6% over the comparable period last year, is due to the Company having incurred a loss from discontinued operations of $245,656 for the nine month period ended September 30, 1998, attributable to its China venture.

               THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

         OPERATING EXPENSES - For the three months ended September 30, 1999, the Company had operating expenses of $378,198, which included $80,101 in research and development related expenses, versus operating expenses of $330,107 for the three month period ended September 30, 1998. This increase of $48,091 or 14.6% over the comparable period last year, is due primarily to an increase in research and development related expenses, and the retention of a consultant in July to assist in product sales and a consultant in September to direct the Company's quality assurance program for its products.

         NET LOSS - For the three months ended September 30, 1999, the Company had a net loss of $371,133 versus a net loss of $416,029 for the three months ended September 30, 1998. This decrease in net loss of $44,896, or 10.8% over the same time period last year, is due to the Company having incurred a loss from discontinued operations of $100,000 for the three months ended September 30, 1998, attributable to its China venture.

         The Company has reported a net loss from operations of $ 5,629,319 since inception.

                               FINANCIAL CONDITION

         On October 25, 1999 the Company obtained $700,000 of financing through the issuance of shares of Series A Redeemable Convertible Preferred Stock to a group of accredited investors. Under their subscription agreement for the purchase of Preferred Stock, the investors have agreed, subject to the Company maintaining an unencumbered cash or cash equivalent balance of $100,000, and their right to terminate their commitment to purchase additional shares at any time, to buy a minimum of $700,000 and a maximum of $2,000,000 of the Preferred Shares at a price of $2,000 per share in periodic purchases tied to the Company's anticipated funding needs over a period ending August 31, 2000. The Company is not obligated to issue any additional shares of Preferred Stock. The Preferred Stock is entitled to receive a 12% cumulative annual dividend, payable quarterly at the Company's option in either cash or Preferred Stock. The Preferred Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends and is convertible anytime at the holder's option into shares of the Company's common stock at an initial conversion rate of $0.22 per share of Common Stock, which conversion rate is subject to adjustment in certain circumstances to protect against dilution. The Preferred Stock is redeemable at the Company's option, for $2,000 per Share plus accrued and unpaid dividends, upon the earlier of the Company reporting three consecutive quarters of net income or reporting audited net income for any fiscal year. The Preferred Stock votes with the Common Stock on an as-converted basis and has the right to elect one director to the Board. The Shares issued are unregistered, have unlimited piggyback registration rights and one demand registration right. The Company intends to use the proceeds of the sale to make a portion of the required capital investments to bring its proprietary, patented technologies to market. The stock sale will also allow the Company to pursue several pending strategic alliances with leading flexible packaging and dispensing equipment suppliers.

         The investors include Gregory Abbott, a Director of the Company, Gary Allanson, the Company's President and Chief Executive Officer, George Kriste, a Director of the Company, and Louis Simpson, one of the Company's initial investors.

         The Company's Board of Directors approved the private offering recommended by Jay Rosen, a Director of the Company. Jay Rosen was instrumental in establishing a special Finance Committee to find an outside securities firm to negotiate on behalf of the Company and render a "fairness opinion" on the private offering. Mr. Rosen elected not to participate in the private offering.

         Brooks, Houghton Securities Inc., investment-banking firm was selected among four firms interviewed to work with the Company's Board of Directors Finance Committee to negotiate on behalf of the Company and deliver a "fairness opinion". Brooks, Houghton Securities Inc. delivered its opinion to the special committee of the Board that the transaction as reflected in the documents relating to the sale is fair to the common stockholders of the Company from a financial point of view.

         The Company believes that the additional $1.3 million in financing through the sale of preferred stock will allow the Company to conduct and continue its business for the next twelve months.

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


                                           INTERNATIONAL DISPENSING
                                                 CORPORATION



Date: November 12, 1999                    /s/ Gary R. Allanson
                                           -------------------------------------
                                           Gary Allanson
                                           Chief Executive Officer and President
                                             (Principal Executive Officer)




Date: November 12, 1999                    /s/ Jeffrey D. Lewenthal
                                           -------------------------------------
                                           Jeffrey D. Lewenthal
                                           Chief Financial Officer and Treasurer
                                             (Principal Accounting and Financial
                                               Officer)