Form 10KSB
period 1999-12-31
INTERNATIONAL DISPENSING CORP
filed 2000-03-30
CIK 1016739

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1999

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from            to
                                    ----------    ------------

                         Commission file number: 0-21489

                      INTERNATIONAL DISPENSING CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                  13-3856324
   ----------------------------                     ----------------
   (State or Other Jurisdiction                     (I.R.S. Employer
 of Incorporation or Organization)                 Identification No.)

I-97 Business Park, 1111 Benfield Blvd.,
   Suite 230, Millersville, Maryland                      21108
----------------------------------------                ---------
(Address or Principal Executive Offices)                (Zip Code)

                                 (410) 729-0125
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes |X|   No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The registrant did not have any revenues for the fiscal year ended December 31, 1999.

      The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock as of March 24, 2000 as reported on the National Association of Securities Dealers OTC Bulletin Board was approximately $8,272,650. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the registrant are affiliates of the registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      There were 9,566,668 shares of Common Stock outstanding as of March 24, 2000.

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

                                     PART I

ITEM 1.   Description of Business.

General Description of Business

Products & Technologies

         International Dispensing Corporation (the "Company") designs and manufactures products which provide dispensing solutions for flowable food and beverage products. The Company has proprietary technologies that can be adapted to provide dispensing solutions across three distinct packaging platforms: flexible packaging, rigid packaging and dispensing systems for beverage concentrates. The Company was incorporated under the laws of Delaware in October 1995.

Flexible Packaging

         Flexible packages typically use a plastic bag or pouch to hold flowable foods or non-carbonated beverages. These packages are in turn enclosed in corrugated boxes that display the product with high imagery graphics. Such products include wine, cooking oils, coffee, tea and fruit juices.

         The Company has designed a gravity flow valve (the "Gravity Flow Valve") and a safety spout (the "Safety Spout") that are disposable and tamper-evident products that safely deliver hot (200 degrees Fahrenheit) or cold non-carbonated beverages. The Gravity Flow Valve fits on a flexible bag or pouch and provides both a safety seal closure and a dispensing mechanism for hot or cold beverages. The Gravity Flow Valve is unique because it can be customized to product needs, such as flow, and designed to meet the ergonomic requirements of the customer. The Company's Safety Spout is a flow restrictor that regulates the quantity of liquid (hot or cold) that is evacuated from a bag or pouch.

         The Gravity Flow Valve and Safety Spout are enabling technologies that provide food and beverage companies with product safety benefits that represent a competitive advantage and a sustainable product point of difference that competitors cannot copy. The Gravity Flow Valve is designed with oxygen and bacteria barriers that maintain the quality standards of the product during the shipping, product handling and dispensing phases of a product's life cycle. Food service and leading food and beverage companies recognize the cost, safety and product performance benefits derived from dispensing food and beverage products from the original package or container. The Gravity Flow Valve eliminates secondary handling, product contamination and product waste.

         Flexible packaging companies understand the competitive benefit of offering food and beverage companies a turn-key packaging solution that includes innovative dispensing technology. The Gravity Flow Valve and Safety Spout deliver products safely and, in the case of the Gravity Flow Valve, help maintain product freshness once the package is opened.

         The Company is currently in discussions with various companies in the quick serve restaurant, food service and warehouse grocery channels of distribution, as well as with leading food & beverage and flexible packaging manufacturers, regarding the Company's flexible packaging products. The Company expects to manufacture both the Gravity Flow Valve and Safety Spout in commercial quantities during the current year.

Rigid Packaging

         Rigid packaging typically is constructed of a plastic material that holds non-carbonated beverages, flowable foods, including nacho cheese, salad dressings, yogurts, puddings, sauces and condiments. The Company is working to complete a portion control pump (the "Portion Control Pump") that would safely dispense flowable foods in predictable quantities from both flexible and rigid packages. The Portion Control Pump also helps maintain product freshness and is designed to work with the characteristics of specific products such as viscosity, particulate and portion size.

         The Company has met with several major food and beverage manufacturers and expects to manufacture the Portion Control Pump in commercial quantities once a final contract is entered into with a customer for a specific product application.

Dispensing Systems

         The majority of non-carbonated beverage dispensing systems currently rely on peristaltic pumps to evacuate products from a plastic bag or pouch. (A peristaltic pump is either a mechanical or electrical positive displacement device that is embedded in a dispensing system.) The current technology limits the range of non-carbonated beverages that can be dispensed through a post-mix unit. The Company has developed an innovative technology called the Fresh Flow System that evacuates non-carbonated beverage concentrates from a plastic bag or pouch without using a peristaltic pump.

         The new Fresh Flow technology expands the variety of non-carbonated beverages that can be dispensed by post-mix equipment. By utilizing the Fresh Flow System, a dispensing equipment manufacturer will have the opportunity to benefit from its exclusive sale to end users of flexible bags or pouches that incorporate the Fresh Flow System.

         The Company's Fresh Flow System has two component parts. One component is a valve that is placed on the bag or pouch of beverage concentrate at the filling facility. This valve acts as a closure and maintains the integrity of the concentrate. Once the bag or pouch of concentrate is attached to the dispensing equipment, the second component of the Fresh Flow System facilitates the evacuation of the beverage concentrate.

         The Company is presently in discussions with major post-mix equipment and food dispensing manufacturers for the purpose of adapting the Fresh Flow System to their dispensing equipment.

Marketing Focus

         The Company has developed a three-pronged marketing strategy. The first leg of the strategy is directed toward the end users in the quick serve restaurant, food service and warehouse grocery channels of distribution. The second is directed towards leading food & beverage and flexible packaging manufacturers. The third is a B2B e-commerce strategy that employs the Company's website which is linked to the National Flexible Packaging Association's website. The Company believes that its participation in an Internet system that is cross-linked will create awareness and leads for the Company's products.

         The Company is engaged in the direct selling and marketing of its products and technology to large and small, national and regional, quick serve restaurants, food service and warehouse grocery distributors. Across these channels, there is a need to distribute and dispense food and non-carbonated beverage products safely, conveniently and cost effectively. In the quick serve restaurant and food service business there is a trend toward dispensing flowable foods and non-carbonated beverages right from the plastic bags and pouches received from suppliers. A majority of food and beverage products are filled and shipped in steel containers or aluminum cans. Once the food or beverage container arrives at the restaurant or food service outlet, the food and beverage contents must be carefully poured or mixed into another stainless steel dispenser. Therefore, the mixing and cleaning processes required with traditional containers are not as cost effective or safe as self-contained bags and pouches.

         The Company believes that the increased emphasis placed by its potential customers on product quality and product safety in the distribution and dispensing process will present to the Company a growing marketing opportunity. The Company's products and technology have the capability to offer customized, cost effective dispensing solutions for food and non-carbonated beverage products that are sold for consumption away from home.

          In 1999, more than half of every dollar spent on a food or beverage product was consumed "on the go" or away from home. As the "on the go" consumption trend accelerates, food and beverage companies continue to source new technologies that will allow them to control product quality from the point of manufacture through the distribution phase and consumption phase. The Company has met with leading food and beverage companies to discuss how to safely distribute and dispense their products using plastic bags and/or pouches. The Company is working to form alliances with these national and regional food and beverage companies to incorporate its technologies.

         The Company is also engaged in the direct selling and marketing of its products and technology to large and small, national and regional packaging and dispensing companies that specialize in flexible food and beverage packaging. Packaging and dispensing companies are looking for leading edge products and technologies that will provide them with product safety and product quality dispensing solutions that are cost effective.

         The Company's products are designed to be bundled with the current products and technologies of its potential packaging and dispensing customers in order to provide a fully integrated, turn-key solution to the food and beverage company end users. The Company is in the process of working with several packaging and dispensing companies to determine the most advantageous strategic fit. The benefit of forming alliances with packaging and dispensing companies is the opportunity to share technology and reduce costs in order to produce packaging solutions and/or dispensing systems that deliver higher margins.

         With a nondisclosure agreement in place, the Company begins discussions with a potential customer or partner in order to adapt the Company's technologies to specific product requirements. Customers or strategic alliance partners may choose to take a more active role in adapting the Company's technologies to their specific product. In that case, a portion of the costs of adapting the technologies to a particular application may be borne by the customer or strategic alliance partners. The particular relationship between the customer and the Company will vary depending on each party's resources and needs. Therefore, in commercializing the technologies, the Company may use a variety of structuring and cost sharing alternatives.

Competition and Trends in the Packaging and Dispensing Industry

         The Company's competitors are manufacturers of alternative valves, pumps and dispensing systems for flowable food and non-carbonated beverage products. Competing technologies in the packaging and dispensing industry are in many cases fifteen to twenty years old and are designed to dispense only simple fluids. As a result, such technologies do not permit ergonomic customization of products and cannot be embedded into new dispensing systems. Packaging and dispensing limitations may result from the fact that food and beverage companies often carefully guard disclosure to third parties of the characteristics of products they are developing. Packaging and dispensing systems to support the new food and beverage product are generally developed externally. As a result, the packaging and dispensing collaboration often occurs in the final stages of the product development process. Therefore, packaging and dispensing solutions often cannot be synchronized with a new product entry until the new product has been brought to market.

         The Company is working with food and beverage companies under strict nondisclosure agreements to try to synchronize the packaging and/or dispensing development cycle with that of the new product. The incentive for the food and beverage companies to begin work with the Company early on is the Company's ability to customize and/or embed the technology into a unique packaging and/or dispensing solution.

         The Company's technology is designed to maintain a product's purity throughout the time it is being used, by providing appropriate mechanical barriers to contamination while the product is being stored and dispensed. The Company believes that its technologies provide the only commercially viable closed delivery and dispensing system, which allows for continuous delivery of a product in the desired metered or measured amounts while maintaining the product's purity.

         The Company's major current competitors include Waddington & Duval, a division of David S. Smith, and Smurfit-Stone Container Corp., each of which the Company believes has greater capital resources than the Company.

         The Company's technologies and capabilities differ from these leading packaging companies in two distinct ways. First, the Company can modify the spout's, valve's or pump's ergonomic look and feel to fit the brand, package, or product characteristics. Second, the Company can modify the spout's or valve's or pump's internal flow characteristics to conform to a wide range of product viscosities.

         Typically, large sizes of beverages and other flowable products, such as condiments, certain fruit juices and wine, will remain fresh without refrigeration for a relatively long period of time before being opened; however, once the container is opened, the contents will spoil within a short period of time. In the case of containers with general purpose valves, where the product is dispensed by applying pressure with a finger, the product flows out at the same time air enters the container, thereby accelerating the spoilage of the remainder of the product. Furthermore, the repeated use of fingers directly adjacent to the spout also can lead to unsanitary conditions. There are several faucet-type valves that eliminate some of the sanitary problems described above, but they are costly and not widely used.

         The soda-fountain-type pumps utilized for various condiments employ stainless steel or plastic containers into which the condiments are poured. Such pumps may encounter spillage onto the dispensing mechanism during the course of a day and require frequent servicing. To maintain sanitary conditions, these pumps must be disassembled, cleaned and sterilized daily.

         The Company believes that its dispensing alternatives offer a distinct advantage over each of these other systems because each of the Company's products is designed to prohibit the flow of air and contaminants back into it when product is being dispensed. It is anticipated that the Company's products will require no cleanup, since the product will always be contained in a bag or a pouch and the entire system will be disposable. A self-contained system provides considerably more product purity and cleanliness. The Company's products are designed to keep products fresher and purer while being consumed. In instances where available on premises, additional precise temperature control in conjunction with the systems will provide vendors with the ability to serve and sell perishable products at their optimum temperature.

Research and Development

         The Company significantly changed its approach to the product development and research methodology process in 1999. Janet George Murnick, Ph.D. was retained by the Company in late September 1999 and has helped the Company redirect its testing, research and product development processes. Dr. Murnick brings over 25 years of successful product and commercialization expertise from the biomedical and pharmacutical industry.

         The Company spent approximately $502,547 on research and product development activities during fiscal 1999 as compared to a total of $349,034 on research activities during fiscal 1998.

The License Agreement

         Pursuant to an Amended and Restated License Agreement with an effective date of October 10, 1995 (the "License Agreement") with ReSeal International Corporation, a Florida corporation ("RIC"), the Company paid to RIC an aggregate of $4,000,000 and issued to RIC an aggregate of 2,900,000 shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), in exchange for an exclusive worldwide royalty-free license to (i) directly or indirectly make (or subcontract to make), use, sell and otherwise commercially exploit certain technologies, solely in the Field of Use (as defined below) and (ii) grant sublicenses to affiliated and non-affiliated third parties, solely in the Field of Use, provided, however, that the Company shall not be permitted to sublicense the right to manufacture patented unidirectional flow valves licensed under the License Agreement (the "Valve Assemblies"). "Field of Use" means the use of the licensed technologies to make, use, lease, sell or distribute (a) any food or beverage dispensers or containers that embody the technologies or the manufacture, use, lease, sale or distribution of which uses the technologies (collectively, the "Product") intended for use in an industrial or commercial place of business in the preparation of food or beverage at such place of business, (b) any food or beverage Product intended for use in an industrial or commercial place of business by a customer purchasing food or beverage at such place of business for consumption on or off the premises of such place of business, or (c) any food or beverage Product intended to be sold to or by food or beverage wholesale price discounters, retailers and similar establishments that sell food or beverage to consumers.

         Under the License Agreement, the Company is primarily responsible for all research and development activities necessary to exploit fully the commercial possibilities of the technologies. The research and development activities include testing of proposed products and ongoing technical support for the modification, improvement, enhancement, development or variation of existing products and the development of new products. RIC is responsible for causing ReSeal International Limited Partnership ("RILP"), RIC's licensor and parent company, to manage all intellectual property associated with the licensed technologies, including patents and trademarks, to maximize its commercial potential. This obligation includes the prosecution of all patent and trademark applications, subject to the Company's approval of budgets and expenditures in advance, and, in the sole discretion of RIC (or upon receipt by RIC of the Company's commitment to pay 100% of the related reasonable costs and expenses), all suits against third parties for infringement of patents or trademarks. If RIC or RILP is unwilling or unable to undertake such patent obligations, then the Company is authorized to undertake such obligations on its own behalf.

         The License Agreement may not be assigned by either party thereto without the express written consent of the other party, except that the Company may sublicense applications of the licensed technologies within the Field of Use at its own discretion and may subcontract, but not sublicense, for the manufacturing of components incorporating the licensed technologies in the Field of Use.

Patents, Trademarks and Other Intellectual Property

                  Under the License Agreement, RIC has granted to the Company a license to use certain patents which RIC in turn licenses from RILP, the owner of such patents. The License Agreement includes a license to the Company to use certain trademarks RIC licensed from RILP, which the Company believes to be immaterial. These patents encompass a broad range of delivery and dispensing technologies and product applications for food and beverages. The following sets forth a summary of certain key patents.

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

         In January and March 2000 the Company also filed provisional patent applications with respect to its Safety Spout technology and Safety Spout with a carafe.

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

Employees

         As of March 24, 2000, the Company employed two people, one as an executive officer and one as an office manager. Both persons were employed on full-time basis.

ITEM 2.    Description of Property.

         The Company currently leases approximately 3,825 square feet of space for its principal executive office at I-97 Business Park, 1111 Benfield Boulevard, Millersville, Maryland 21108. The term of the lease expires on September 30, 2005. The monthly rental on this property is currently approximately $3,612. On September 30, 2000 and annually thereafter the rent shall increase by 3%. Management believes that this facility is adequate for the Company's intended activities in the foreseeable future.

ITEM 3.    Legal Proceedings.

         In or about January 2000, Nologies, Inc. ("Nologies"), a former consultant to the Company based in Hartford, Connecticut, commenced an arbitration proceeding against the Company before the American Arbitration Association in Hartford, Connecticut. Nologies seeks an extension of time to exercise certain stock options granted to it (the exercise period of which the Company believes has expired), $12,000 allegedly due for unpaid consulting fees, and $10,256.79 in reimbursable expenses, together with interest and the costs of the arbitration. The Company has filed a general denial, together with a request to change the locale of the proceeding to New York, New York. The Company intends to oppose Nologies' request for any extension of time to exercise its stock options and for the balance of the amounts sought.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of the Company's fiscal year ended December 31, 1999, no matter was submitted to a vote of security holders of the Company.

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

                                               High                Low
                                               ----                ---
Quarter ended March 31, 1998                   $1.57              $0.85
Quarter ended June 30, 1998                    $2.97              $1.55
Quarter ended September 30, 1998               $2.09              $0.78
Quarter ended December 31, 1998                $1.06              $0.50
Quarter ended March 31, 1999                   $1.00              $.469
Quarter ended June 30, 1999                    $.625              $.219
Quarter ended September 30, 1999               $.531              $.25
Quarter ended December 31, 1999                $1.125             $.17


         As of March 17, 2000, the Company had 64 holders of record of its Common Stock. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, it is unable to determine the actual number of beneficial owners.

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

         The Company was formed primarily for the purpose of commercializing and marketing technologies designed to maintain the sterility, purity and freshness of flowable food and beverage products. The Company is focusing its marketing activities on the application of licensed technologies in the Field of Use as set forth in the License Agreement (which encompasses the food and beverage industries as broadly defined) as well as technologies the Company is independently developing.

         The Company is undertaking the formation of strategic alliances or direct license/supply agreements with major food and beverage companies, as well as applicable equipment/bag-in-box manufacturers, currently generating substantial revenues from their existing markets.

         The Company is subject to a number of risks including the Company's lack of prior operating history. The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of existing and proposed products. In the event of the bankruptcy of RIC, the status of the continuing obligations of the various parties to and under the License Agreement is unclear since a court in a bankruptcy proceeding may not enforce such continuing obligations. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.

Results of Operations

         The Company has not generated any revenues to date and must be considered to be in the development stage. The activities of the Company since inception in October 1995 have been primarily directed at formational activities, including the completion of initial capitalization, research and development and pre-production marketing.

         The Company has engaged in on-going marketing discussions with a number of potential strategic alliance partners, licensees and end users of its technologies. In this regard, discussions have been conducted with major companies in Canada, Europe and the United States to explore opportunities in the product categories.

         For the twelve months ended December 31, 1999, the Company had operating expenses of $1,740,163 versus operating expenses of $1,341,990 for the twelve month period ended December 31, 1998. This increase of $398,173 or 29.7% over the comparable period last year is primarily due to an increase in executive compensation associated with the hiring of a new President and Chief Executive Officer, the cost associated with the Company's private placement of its preferred stock, and the Company's acceleration of investment in research and development of its core technology.

         For the twelve months ended December 31, 1999, the Company had a net loss of $1,702,108 versus a net loss of $1,938,390 for the twelve months ended December 31, 1998. This decrease in net loss of $236,282, or 12.2% over the comparable period last year is almost entirely due to not incurring any further substantial expenses associated with the Company's discontinued China operations.

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

         In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. As a result of this breach, the Company has discontinued its operations in China, and has taken a charge of $718,927 representing costs and expenses incurred by the Company in its China venture, and has fully reversed the $332,750 due from Rixin.

         From inception (October 10, 1995) to December 31, 1999, the Company has incurred a net loss from continuing and discontinued operations of $6,338,068.

Financial Condition

         As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through December 31, 1999. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the fourth quarter of the fiscal year ending December 31, 2000 ("Fiscal 2000"), at which time, it may be in a position to generate revenue from sales of its products.

         As  of  February  28,  2000,   the  Company  had  working   capital  of
approximately $950,000. The Company anticipates that during Fiscal 2000, the Company will be spending at a rate of approximately

$130,000 per month. Therefore, the Company expects that it will require additional capital to finance its operations during and after the third quarter of Fiscal 2000.

         The Company is currently studying the alternatives under which the Company may raise additional funds. The Company expects that it will need an additional $3,000,000 to $4,000,000 for the two-year period commencing in the third quarter of Fiscal 2000. If the Company is not able to obtain additional funds on terms and conditions satisfactory to the Company, the Company will have to scale back its research and development and product commercialization activities. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to sell its equity securities and to produce and market its products (see Note 2 of Notes to Financial Statements).

ITEM 7.    Financial Statements.

         See the financial statements and notes related thereto.

TABLE OF CONTENTS

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-1

FINANCIAL STATEMENTS:
    Balance Sheet as of December 31, 1999                                    F-2

    Statements of Operations for the Years Ended December 31, 1999
       and 1998 and for the Period from Inception (October 10, 1995)
       Through December 31, 1999                                             F-3

    Statements of Cash Flows for the Years Ended December 31, 1999
       and 1998 and for the Period from Inception (October 10, 1995)
       Through December 31, 1999                                             F-4

    Statements of Changes in Shareholders' Equity (Deficiency) for the
       Period from Inception (October 10, 1995) Through December 31,
       1995 and for the Years Ended December 31, 1999, 1998, 1997 and 1996   F-5

NOTES TO FINANCIAL STATEMENTS                                                F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders of
International Dispensing Corporation:

We have audited the accompanying balance sheet of International Dispensing Corporation (a Delaware corporation in the development stage) as of December 31, 1999, and the related statements of operations and cash flows for the years ended December 31, 1999 and 1998, and for the period from inception (October 10,
1995) to December 31, 1999, and the statements of stockholders' equity (deficiency) for the period from inception (October 10, 1995) through December 31, 1997, and for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Dispensing Corporation as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from inception (October 10, 1995) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                                         /s/ Arthur Andersen LLP

New York, New York
February 23, 2000



INTERNATIONAL DISPENSING CORPORATION
(a development stage company)

BALANCE SHEET
DECEMBER 31, 1999

                                          ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ..........................................................................               $    416,322
    Prepaid expenses ...................................................................................                     14,739
                                                                                                                       ------------
                 Total current assets ..................................................................                    431,061
                                                                                                                       ------------

FIXED ASSETS:
    Office equipment ...................................................................................                    461,646
    Accumulated depreciation and amortization ..........................................................                     (4,947)
                                                                                                                       ------------
                 Fixed assets, net .....................................................................                    456,699
                                                                                                                       ------------

OTHER ASSETS ...........................................................................................                     26,647
                                                                                                                       ------------
                 Total assets ..........................................................................               $    914,407
                                                                                                                       ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Accounts payable ...................................................................................               $    175,801
    Accrued expenses ...................................................................................                     51,821
                                                                                                                       ------------
                 Total current liabilities .............................................................                    227,622
                                                                                                                       ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Preferred stock, $.001 par value; 2,000,000 shares authorized,
       560 shares issued and outstanding ...............................................................                  1,120,000
    Common stock, $.001 par value; 40,000,000 shares authorized,
       9,566,668 shares issued and outstanding .........................................................                      9,567
    Additional paid-in capital .........................................................................                  9,895,286
    Deficit accumulated during the development stage ...................................................                (10,338,068)
                                                                                                                       ------------
                 Total stockholders' equity ............................................................                    686,785
                                                                                                                       ------------
                 Total liabilities and stockholders' equity ............................................               $    914,407
                                                                                                                       ============



The accompanying notes are an integral part of this balance sheet.


INTERNATIONAL DISPENSING CORPORATION
(a development stage company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AND FOR THE PERIOD FROM INCEPTION
(OCTOBER 10, 1995) TO DECEMBER 31, 1999


                                                                                                                         Cumulative
                                                                                                                      from Inception
                                                                                                                        (October 10,
                                                                                                                            1995)
                                                                                     Years Ended December 31,             Through
                                                                                  ------------------------------        December 31,
                                                                                     1999               1998                1999
                                                                                  -----------        -----------        -----------
REVENUES ..................................................................       $      --          $      --          $      --

COSTS AND EXPENSES:
    General and administrative ............................................         1,740,163          1,341,990          5,569,403
    Depreciation and amortization .........................................             7,591              9,896             24,047
                                                                                  -----------        -----------        -----------
                 Total costs and expenses .................................         1,747,754          1,351,886          5,593,450
                                                                                  -----------        -----------        -----------
                 Loss from operations .....................................        (1,747,754)        (1,351,886)        (5,593,450)

INTEREST EXPENSE ..........................................................              --                 --              (66,665)

INTEREST AND OTHER INCOME .................................................            45,646            132,423            415,974
                                                                                  -----------        -----------        -----------
                 Net loss before extraordinary loss and
                    discontinued operations ...............................        (1,702,108)        (1,219,463)        (5,244,141)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT ..................................              --                 --             (250,000)

LOSS FROM DISCONTINUED OPERATIONS .........................................              --             (718,927)          (843,927)
                                                                                                     -----------        -----------
                 Net loss .................................................       $(1,702,108)       $(1,938,390)       $(6,338,068)
                                                                                  ===========        ===========        ===========

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS ...............       $      (.18)       $      (.13)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS .............              (.00)              (.07)
                                                                                  -----------        -----------

BASIC AND DILUTED LOSS PER SHARE ..........................................       $      (.18)       $      (.20)
                                                                                  ===========        ===========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING .....................         9,566,668          9,566,668
                                                                                  ===========        ===========



The accompanying notes are an integral part of these statements.


INTERNATIONAL DISPENSING CORPORATION
(a development stage company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR
THE PERIOD FROM INCEPTION (OCTOBER 10, 1995) TO DECEMBER 31, 1999

                                                                                                                     Cumulative from
                                                                                                                        Inception
                                                                                   Years Ended December 31,            (October 10,
                                                                               --------------------------------        1995) Through
                                                                                                                        December 31,
                                                                                   1999                1998                1999
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................................       $ (1,702,108)       $ (1,938,390)       $ (6,256,392)
    Deduct loss from discontinued operations ...........................               --               718,927             843,927
                                                                               ------------        ------------        ------------
                 Net loss from continuing operation ....................         (1,702,108)         (1,219,463)         (5,412,465)
    Adjustments to reconcile net loss to net cash used in
       operating activities-
          Depreciation and amortization ................................              7,591               9,896              24,045
          Compensation from stock grants ...............................               --                25,279              25,279
          Noncash compensation .........................................             10,961                --                87,199
          Loss on retirement of debt ...................................               --                  --               250,000
          Changes in operating assets and liabilities-
              (Increase) in accounts receivable ........................             46,925                --                  --
              Decrease (increase) in prepaid expenses ..................             28,806               2,788             (49,490)
              Decrease (increase) in other assets ......................              3,386              27,753             (20,847)
              Increase in accounts payable .............................            156,010               7,536             175,801
              (Decrease) increase in accrued expenses ..................            (20,685)             (2,539)             26,542
                                                                               ------------        ------------        ------------
                 Net cash used in continuing operations ................         (1,516,039)         (1,148,750)         (4,940,861)
          Net cash used in discontinued operations .....................               --              (718,927)           (843,927)
                                                                               ------------        ------------        ------------
                 Net cash used in operating activities .................         (1,516,039)         (1,867,677)         (5,784,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets ...........................................           (458,166)               --              (491,705)
    Purchase of license ................................................               --                  --            (4,000,000)
                                                                               ------------        ------------        ------------
                 Net cash used in investing activities .................           (458,166)               --            (4,491,705)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock ..........................          1,120,000                --             1,120,000
    Proceeds from private placement ....................................               --                  --             2,100,000
    Proceeds from issuance of convertible debt .........................               --                  --               150,000
    Repayment of promissory notes ......................................               --                  --              (300,000)
    Repayment of bridge loans ..........................................               --                  --            (1,050,000)
    Repayment of convertible debt ......................................               --                  --              (100,000)
    Proceeds from initial public offering ..............................               --                  --             8,772,815
                                                                               ------------        ------------        ------------
                 Net cash provided by financing activities .............          1,120,000                --            10,692,815
                                                                               ------------        ------------        ------------
                 Net (decrease) increase in cash and cash
                    equivalents ........................................           (854,205)         (1,867,677)            416,322

CASH AND CASH EQUIVALENTS, beginning of year ...........................          1,270,527           3,138,204                --
                                                                               ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, end of year .................................       $    416,322        $  1,270,527        $    416,322
                                                                               ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for interest ..........................................       $       --          $       --          $     66,665

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock ...........................................       $       --          $       --          $      5,800
    Purchase of license from affiliate .................................       $       --          $       --          $  4,000,000



The accompanying notes are an integral part of these statements.

INTERNATIONAL DISPENSING CORPORATION
(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
THROUGH DECEMBER 31, 1995 AND
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997 AND 1996
                                                                       Preferred Stock             Common Stock
                                                                --------------------------  --------------------------
                                                                   Shares        Amount        Shares        Amount
                                                                ------------  ------------  ------------  ------------
BALANCE, October 10, 1995 (inception) ........................          --    $       --            --    $       --
  Issuance of common stock pursuant to License Agreement .....          --            --       2,900,000         2,900
  Issuance of common stock pursuant to Settlement Agreement ..          --            --       1,950,000         1,950
  Issuance of common stock to management .....................          --            --         950,000           950
  Purchase of License from Affiliate .........................          --            --            --            --
  Issuance of common stock in private placement ..............          --            --          87,500            88
  Issuance of common stock rights in private placement .......          --            --            --            --
  Net loss ...................................................          --            --            --            --
                                                                ------------  ------------  ------------  ------------
BALANCE, December 31, 1995 ...................................          --            --       5,887,500         5,888
  Issuance of common stock in private placement ..............          --            --         437,500           437
  Issuance of common stock rights in private placement .......          --            --            --            --
  Issuance of common stock to bridge lenders .................          --            --       1,575,000         1,575
  Issuance of common stock in public offering, net of issuance
     costs of $1,227,193 .....................................     1,666,668         1,667     8,771,148          --
  Net loss ...................................................          --            --            --            --
                                                                ------------  ------------  ------------  ------------
BALANCE, December 31, 1996 ...................................          --            --       9,566,668         9,567
  Net loss ...................................................          --            --            --            --
                                                                ------------  ------------  ------------  ------------
BALANCE, December 31, 1997 ...................................          --            --       9,566,668         9,567
  Net loss ...................................................          --            --            --            --
                                                                ------------  ------------  ------------  ------------
BALANCE, December 31, 1998 ...................................          --            --       9,566,668         9,567
  Issuance of preferred stock in private placement ...........           560     1,120,000          --            --
  Net loss ...................................................          --            --            --            --
                                                                ------------  ------------  ------------  ------------
BALANCE, December 31, 1999 ...................................           560  $  1,120,000     9,566,668  $      9,567
                                                                ============  ============  ============  ============

                                                                                 Deficit
                                                                               Accumulated        Total
                                                                 Additional     During the    Stockholders'
                                                                  Paid-in      Development       Equity
                                                                  Capital         Stage       (Deficiency)
                                                                ------------   ------------   ------------
BALANCE, October 10, 1995 (inception) ........................  $       --     $       --     $       --
  Issuance of common stock pursuant to License Agreement .....          --             --            2,900
  Issuance of common stock pursuant to Settlement Agreement ..          --             --            1,950
  Issuance of common stock to management .....................        76,238           --           77,188
  Purchase of License from Affiliate .........................          --       (4,000,000)    (4,000,000)
  Issuance of common stock in private placement ..............        43,662           --           43,750
  Issuance of common stock rights in private placement .......       131,250           --          131,250
  Net loss ...................................................          --         (249,795)      (249,795)
                                                                ------------   ------------   ------------
BALANCE, December 31, 1995 ...................................       251,150     (4,249,795)    (3,992,757)
  Issuance of common stock in private placement ..............       218,313           --          218,750
  Issuance of common stock rights in private placement .......       656,250           --          656,250
  Issuance of common stock to bridge lenders .................        (1,575)          --             --
  Issuance of common stock in public offering, net of issuance
     costs of $1,227,193 .....................................     8,772,815
  Net loss ...................................................          --       (1,302,684)    (1,302,684)
                                                                ------------   ------------   ------------
BALANCE, December 31, 1996 ...................................     9,895,286     (5,552,479)     4,352,374
  Net loss ...................................................          --       (1,145,091)    (1,145,091)
                                                                ------------   ------------   ------------
BALANCE, December 31, 1997 ...................................     9,895,286     (6,697,570)     3,207,283
  Net loss ...................................................          --       (1,938,390)    (1,938,390)
                                                                ------------   ------------   ------------
BALANCE, December 31, 1998 ...................................     9,895,286     (8,635,960)     1,268,893
  Issuance of preferred stock in private placement ...........          --             --        1,120,000
  Net loss ...................................................          --       (1,702,108)    (1,702,108)
                                                                ------------   ------------   ------------
BALANCE, December 31, 1999 ...................................  $  9,895,286   $(10,338,068)  $    686,785
                                                                ============   ============   ============

The accompanying notes are an integral part of these statements.

INTERNATIONAL DISPENSING CORPORATION
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


1.       THE COMPANY AND ORGANIZATION

International Dispensing Corporation (the "Company"), was incorporated in the State of Delaware in October 1995 and is in the development phase. The Company was formed primarily for the purpose of commercializing and marketing certain proprietary and patented delivery and dispensing technologies (the "Technologies") licensed from ReSeal International Corporation ("RIC"). The Technologies are designed to dispense a flowable product while maintaining the product's sterility, purity and freshness without employing preservatives.

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

2.       GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 1999, in excess of $10,338,000 (including a discontinued operation in China of $844,000, see Note
5), and losses are continuing. Efforts to market its products have yet to result in revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock (see Note 4 regarding IPO and Notes 7 and 17 regarding preferred stock private placements).

Management plans include the completion of an additional private placement of equity securities in 2000 to provide funding to allow it to continue its development of its licensed technology. In addition, management has taken certain steps and made significant management changes in an effort to reduce operating expenses of the Company. Notwithstanding, the Company believes that with the completion of certain products, scheduled for the third quarter of 2000, it will generate sales revenue in the fourth quarter of 2000. The Company believes these steps will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

Revenue will be recognized upon delivery of the product to the customer.

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

Net Loss Per Share

The Company presents "per share" data in accordance with SFAS No. 128, "Earnings per Share," which requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of shares of common stock outstanding during the year. Diluted Earnings per Share is based on the average number of shares of common stock outstanding during the year plus the common stock equivalents related to preferred stock, outstanding stock options and deferred contingent common stock awards. There were no common stock equivalents outstanding at December 31, 1999 and 1998, that would have a dilutive effect on earnings for those years.

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

Stock Options

In 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS No. 123, are disclosed in Note 16.

4.  INITIAL PUBLIC OFFERING

In October 1996, the Company sold, in an initial public offering (the "IPO"), 833,334 units (the "Units"), each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 commencing October 3, 1997, and expiring October 3, 2001. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998, if certain conditions are met. The net proceeds which the Company received from the offering amounted to approximately $8,800,000. As of December 31, 1999, none of the warrants have been redeemed or exercised.

5.  DISCONTINUED OPERATIONS

On December 23, 1997, the Company entered into an agreement with Well Men Industrial Company Limited, a Hong Kong registered corporation ("Well Men"), pursuant to which Well Men granted to the Company an exclusive right to market and sell certain Well Men products in China. Well Men also assigned to the Company, for the purpose of commercializing such Well Men products, all of Well Men's patents and patent applications relating to such Well Men products. The agreement was for an initial term of ten years. The Company had opened a representative office in China to promote the sales of Well Men products and to establish the name of the Company. The Company incurred cumulative expenses of approximately $844,000 related to the opening and maintaining of the representative office in China, merchandise shipped to China, and general and administrative expenses.

In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. In addition, Well Men refused to pay for any of the products provided to it. As a result of this breach and the Company's inability to obtain payment from Well Men, the Company discontinued this operation and wrote-off all related receivables, resulting in a loss from discontinued operations of approximately $719,000 in 1998. Results from operations from prior periods have also been restated.

6.  LICENSE AGREEMENT

In October 1995, the Company entered into a License Agreement (the "Agreement") with RIC, which was amended on June 17, 1996, pursuant to which the Company obtained the right to commercialize and market the Technologies to third parties for its implementation in the food and beverage industries. The Technologies are licensed by RIC from its parent, Reseal International Limited Partnership ("RILP"). The Agreement is royalty-free and allows the Company to grant sublicenses to third parties. Pursuant to the Agreement, the Company issued 2,900,000 shares of its common stock to RIC and paid $750,000 upon the completion of a private placement (Note 7) and the remaining balance of $3,250,000 upon the completion of the initial public offering (Note 4). The cash paid to RIC and the common stock issued for this acquisition were charged directly to stockholders' equity and therefore are not reflected as an asset on the Company's Balance Sheet. The Agreement terminates at the end of the Technologies' useful economic life.

7.  PRIVATE PLACEMENTS

Preferred Stock

During 1999, the Company designated 2,000 shares of the authorized Preferred Stock as Series A Redeemable Convertible Preferred Stock (the "Series A") and entered into a Preferred Stock Subscription Agreement (the "Subscription Agreement") with certain Directors of the Company and a third party (collectively, the "Investors"). The Series A accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and are payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series A, at the discretion of the Company. Each share of Series A is convertible any time at the holder's option into approximately 9,100 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.22 per share. Each share of Series A is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series A carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Subscription Agreement, the Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. Through December 31, 1999, the Investors purchased 560 shares of Series A, resulting in total net proceeds to the Company of approximately $1,120,000 (see Note 17).

Bridge Financing

During 1996, the Company was involved in a private placement ("Bridge Financing"). The Bridge Financing consisted of promissory notes, common shares, and rights ("Bridge Options") to acquire units ("Bridge Units") identical in form to the IPO Units. The promissory notes bore interest at 8% per annum and were due and paid upon completion of the IPO. Upon completion of the Bridge Financing, the Company had received an aggregate of $2,100,000 in consideration for $1,050,000 in promissory notes, 525,000 shares of common stock and rights to obtain 787,500 Bridge Units. In August 1996, the Company amended the Bridge Financing agreements so that the 787,500 Bridge Units underlying the Bridge Options were deemed outstanding. As part of the initial public offering, the 787,500 Bridge Units, which are identical to the IPO Units, were registered.

8.  SETTLEMENT AGREEMENT

In October 1995, in connection with a settlement of actions and claims against certain affiliates of RIC, the licensor of the Technologies, the Company agreed to issue (i) 2,900,000 shares of common stock to RIC as partial compensation under the License Agreement, (ii) an aggregate of 1,500,000 shares of common stock (the "Investor Shares") to certain investors in RILP, and (iii) an aggregate of 450,000 shares of common stock (the "Service Shares") to certain individuals for services rendered equal to the par value of such shares. Of the Investor Shares issued, 552,000 were issued to individuals who are now members of the board of directors and, of the Service Shares issued, 161,000 were issued to current members of management and the board of directors.

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

9.  CONVERTIBLE PROMISSORY NOTES

During 1995, two convertible promissory notes were issued for $100,000 and $50,000 (the "Convertible Notes") and were due on April 15, 1996 and December 20, 1996, respectively. These notes bore interest at 8% and each was convertible at any time prior to the maturity date of the notes into 1,200,000 shares of common stock, subject to adjustments. The $100,000 note (the "Portenoy Note") would have converted at a price of $.084 per share, subject to adjustments, and the $50,000 note (the "ATG Note") would have converted at a price of $.042 per share, subject to adjustments.

On April 15, 1996, the Portenoy Note came due and was paid by the Company. On June 28, 1996, in accordance with an agreement with the Company, the holder of the ATG Note, which would have come due on December 20, 1996, and contained the right to convert into 1.2 million shares of common stock, agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay it $300,000. The amounts owed by the Company to the holders of the Convertible Notes were paid out of the proceeds of the IPO. The Company recorded an extraordinary loss on retirement of debt of $250,000 during the year ended December 31, 1996.

10.  MANAGEMENT SHARES

In 1995, the Company issued an aggregate of 950,000 shares to management at par as compensation for services rendered in incorporating the Company. Such shares were issued at fair market value of the Company's common stock, which was determined based upon the fair market value of the private placement shares (Note 7) and the Convertible Notes. The statement of operations for the period from inception through December 31, 1999 reflects approximately $76,000 of compensation expense related to such shares.

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

As of December 31, 1999, the Company has a receivable due from RIC related to operating expenses and patent costs in the amount of $46,925, which has been fully reserved due to the inability of RIC to reimburse the Company in the foreseeable future.

During the year ended December 31, 1997, the Company paid consulting fees to members of management in the aggregate amount of $73,000. In 1999 and 1998, no such fees were paid.

12.  INCOME TAXES

As a result of losses incurred since inception, there is no provision for income taxes in the accompanying financial statements. As of December 31, 1999, the Company has net deferred tax assets of approximately $2.6 million. The Company has established a full valuation allowance against its net deferred tax assets as realizability of such assets is predicated upon the Company achieving profitability. In addition, the use of net operating loss carryforwards may be limited as a result of ownership changes resulting from share issuances.

13.  COMMITMENTS AND CONTINGENCIES

Lease

The Company leased office space in New York under a noncancellable operating lease, which expired on February 29, 2000. Rental expenses were $26,875 for both years ended December 31, 1999 and 1998. Payments made under this lease agreement during 2000 totaled $5,572.

During December 1999, the Company entered into a lease for office space in Maryland beginning March 16, 2000 through September 30, 2005. Minimum future rental payments under this lease are as follows:

                                                                    Minimum
                                                                    Payment

                Year ending December 31:

                    2000                                          $    39,738
                    2001                                               65,513
                    2002                                               67,478
                    2003                                               69,502
                    2004 and thereafter                               126,477
                                                                  -----------
                          Total minimum lease payments            $   368,708
                                                                  ===========


Employment Agreement - Gary Allanson

The Company and Mr. Allanson have entered into an employment agreement, dated as of Match 15, 1999, which expires on March 14, 2001 (the "Allanson Employment Agreement"). The term of the Allanson Employment Agreement may be extended for one or two years upon written notice given by the Company to Mr. Allanson prior to June 14, 2000. Pursuant to the Allanson Employment Agreement, Mr. Allanson serves as the President and Chief Executive Officer of the Company and receives an annual salary of $240,000. In addition, if Mr. Allanson is insurable, the Company is obligated to pay the premium on a $1,000,000 term life insurance policy, to which Mr. Allanson will designate the beneficiary. Under the Allanson Employment Agreement, Mr. Allanson is also entitled to customary benefits and perquisites.

Under the Allanson Employment Agreement, if Mr. Allanson's employment is terminated for disability, for cause or upon his death, Mr. Allanson or his estate will receive his base salary and other benefits through the date of his termination. If Mr. Allanson voluntarily terminates his employment with the Company for "good reason" (defined in the Allanson Employment Agreement to include, among other things, a change in control of the Company or the removal of Mr. Allanson from his position as the President and Chief Executive Officer), Mr. Allanson is entitled to receive his base salary and other benefits through the 180th day after the date of termination. If Mr. Allanson's employment is terminated by the Company without cause, the Company is obligated to pay Mr. Allanson his base salary and provide Mr. Allanson and Mr. Allanson's family with hospital, major medical and dental insurance equivalent to the insurance provided on the date of termination, through the end of the term of the Allanson Employment Agreement.

Employment Agreement - Jon Silverman

On March 15, 1999, the Company and Mr. Silverman entered into an agreement to amend his employment agreement (the "Silverman Amendment"). Pursuant to the Silverman Amendment, Mr. Silverman continued to serve as the Chairman of the Company, but ceased being the President and Chief Executive Officer of the Company, effective on the date of the Silverman Amendment. On June 30, 1999, Mr. Silverman resigned as Chairman of the Company.

The Silvermen Amendment also provided that, of the options to purchase shares of common stock of the Company previously granted to Mr. Silverman, options to purchase an aggregate of 33,333 shares became exercisable on April 2, 1999 and options to purchase an aggregate of 33,334 of such shares became exercisable on December 30, 1999; provided in each case that Mr. Silverman was still employed by the Company. The forgoing options may be exercised until December 31, 2004 whether or not the employment of Mr. Silverman by the Company has terminated. Options to purchase the remaining 33,333 shares (of the options to purchase 100,000 shares previously granted to Mr. Silverman) became null and void and may not be exercised at any time after the termination of Mr. Silverman's employment with the Company. As a result of the foregoing changes in the terms of the options previously granted to Mr. Silverman, all of such options became nonqualified stock options rather than incentive stock options. As Mr. Silverman's employment terminated prior to December 30, 1999, options to purchase an aggregate of 66,667 shares were cancelled and options to purchase 33,333 shares remain outstanding and exercisable.

Consulting Agreement

On March 5, 1996, the Company entered into an agreement with Nologies, Inc. ("Nologies") under which Nologies will assist in the directing and managing of product and technology development, licensing and strategic alliance pursuits and other related services in the areas of food and beverage dispensing systems. The term of such agreement extended to February 28, 2000; however, it was terminated on November 12, 1999. The Company paid Nologies $8,000 per month plus expenses (see Note 17).

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

15.  BUSINESS DEVELOPMENTS

In October 1997, a strategic alliance was formed with Packaging Systems,  L.L.C.
(PSI), the parent company of Rapak, Inc. The resulting products of this Joint Systems Development Agreement were to be a variety of Bag-in-Box delivery systems with unique Valve/Pump Technology for the food and beverage industries. These systems were to be marketed throughout the United States. Subsequent to year end, this agreement was terminated.

16.  STOCK COMPENSATION PLANS

The Company has two stock option plans ("the Plans") effective as of April 2, 1998. The 1998 Stock Option Plan (the "Participant Plan") provides for the granting of stock options to key employees, consultants or other persons ("Participants"). The objective of this Plan includes attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of the Company by providing Participants the opportunity to acquire common stock. The Plan provides for the granting of both options that will qualify as "incentive stock options" and options that are non-qualified stock options. The objectives of the second Plan, The Director Option Plan ("the Director Plan") is to attract and retain the best available personnel for service as outside directors of the Company, as well as to provide additional incentive to the outside directors of the Company to serve as directors and to encourage their continued service on the Board. On June 18, 1999 the Board of Directors approved an increase in shares authorized, such that the Company is authorized to grant up to 850,000 shares and 450,000 shares under the Participant Plan and the Director Plan, respectively. Under both of the Plans, the exercise price of the shares granted shall be 100% of the fair market value per share on the date of grant of the option. Options expire on such date as the Board of Directors or the Committee may determine, but in no event later than ten years after the grant date.

During 1999, the Company granted 400,000 nonqualified options to a key employee under the Participant Plan. Of these options, 300,000 vested immediately with the remaining 100,000 vesting on June 30, 2000.

During 1998, the Company issued 205,000 and 80,000 options under the Participant Plan and Director Plan, respectively. All of the options granted during 1998 become exercisable in three annual installments commencing April 2, 1999. Included in the options issued under the Participant Plan during 1998 were 155,000 incentive stock options issued to key employees and 50,000 nonqualified options issued to an outside consultant, who is an employee of Nologies. The options granted to the outside consultant, who is an employee of Nologies, expired subsequent to year end (see Note 17).

The options issued to key employees have been accounted for under APB No. 25 as discussed below. The options issued to the outside consultant were accounted for in accordance with SFAS No. 123. Accordingly, approximately $25,000 of compensation expense was recognized in 1998 for the estimated value of the options granted to the outside consultant, who is an employee of Nologies. No expense was recognized during 1999.

The status of the Company's stock option plans is summarized below as of December 31, 1999:

                                                            Weighted
                                             Number of      Average
                                               Shares        Price

  Outstanding at December 31, 1997                  -        $    -
      Granted                                  285,000         1.595
                                            ----------     ---------
  Outstanding at December 31, 1998             285,000         1.595
      Granted                                  400,000          .655
      Exercised                                     -             -
      Cancelled                               (116,667)        1.595
                                            ----------     ---------
  Outstanding at December 31, 1999             568,333       $  .98
                                            ==========     =========

As of December 31, 1999, 378,333 options were vested and exercisable. The weighted average exercise price of these options was $.83. No options were vested at December 31, 1998.

In addition, during 1999, the Company issued 50,000 non-plan options to a Director of the Company. These options vested immediately at an exercise price of $1.25, which equals fair market value on the date of grant. During 1998, the Company issued 16,666 non-plan options to a former employee of the Company as part of a severance agreement and 15,000 non-plan options to a Director of the Company. These options vested immediately at an exercise price of $1.595, which equalled fair market value on the date of grant. No compensation expense has been recognized during 1999 or 1998 for these options.

The Company applies APB No. 25 in accounting for its stock options granted to employees and directors. The option price under the Plans equal or exceed the fair market value of the common stock on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB No. 25 for stock options granted to employees or outside directors. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net income and net earnings per share would have been reflected as follows:

                            December 31, 1999       December 31, 1998
                            -----------------       -----------------
   Net loss:
       As reported           $   1,702,108             $   1,938,390
       Pro forma                 1,912,591                 2,038,492
   Loss per share:
       As reported                (.18)                     (.20)
       Pro Forma                  (.20)                     (.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted share average assumptions used for those options granted in 1999: no dividend yield, expected volatility 138.7%, risk-free interest rates of 5.51% and expected lives of 5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted share average assumptions used for those options granted in 1998: no dividend yield, expected volatility 142.12%, risk-free interest rates of 5.69% and expected lives of seven years.

17.      SUBSEQUENT EVENTS

Private Placement

Subsequent to year end, the Company designated 1,500 shares of the authorized Preferred Stock as Series B Redeemable Convertible Preferred Stock (the "Series B") and entered into an amendment to the Subscription Agreement (the "Series B Amendment") with the Investors and one new investor (collectively, the "Series B

Investors"). The Series B accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series B, at the discretion of the Company. Each share of Series B is convertible at the holder's option into approximately 5,700 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.35 per share. Each share of Series B is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series B carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series B Amendment, the Series B Investors purchased 440 shares of Series B instead of the remaining 440 shares of unsubscribed Series A. The purchase of Series B resulted in total net proceeds to the Company of approximately $880,000.

Temporary Office Lease

Subsequent to year end, the Company entered into a lease whereby the Company agreed to rent office space, furnishings and certain services in Maryland for monthly rent of $750 through March 2000. Subsequent to March 2000, the Company will occupy space rented under the lease entered into during December 1999.

Nologies Arbitration

Subsequent to year end, Nologies commenced an arbitration proceeding against the Company, seeking an extension related to 50,000 options granted to an employee of Nologies (see Note 16). These options expired subsequent to year end. Nologies is also requesting payment by the Company of approximately $22,000 in unpaid consulting fees and reimbursable expenses. Management has indicated its plans to vigorously contest this suit and believes the loss, if any, resulting from the arbitration will not have a material impact on the Company's financial position, results of operation, or cash flows in future years.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.



                                    PART III

ITEM 9.     Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act.

             As of March 24, 2000, the executive officers and directors of the Company are as follows:

                Name            Age                   Position(s)
                ----            ---                   -----------

         Gary Allanson          47       Chairman, President and Chief
                                           Executive Officer
         Jay M. Rosen           62       Director
         George V. Kriste       52       Director
         Gregory B. Abbott      49       Director
         Frank Carillo          44       Director

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

         Frank Carillo has served as director of the Company since January 2000. He has served as President of the Executive Communications Group, Inc., a management communications consulting firm, as President for more than five years.

         Jay M. Rosen has served as a director of the Company since July 1998. He has been Vice President, General Counsel and Secretary of Advanced Network & Services, Inc., a not-for-profit networking services company, since January 2000. From January 1998 to December 1999, he was an independent consultant. From January 1997 to December 1997, Mr. Rosen was Vice President, General Counsel and Secretary of Celcore, Inc., a privately held company engaged in telecommunications. For more than five years prior thereto, he was Corporate Vice President and Associate General Counsel of GTE Corporation.

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

ITEM 10.   Executive Compensation.

Summary Compensation Table

         The following table sets forth for the three (3) fiscal years ended December 31, 1999, information concerning the compensation paid or accrued to the Chief Executive Officer of the Company and the one other person serving as an executive officer of the Company whose salary and bonus for fiscal 1998 exceeded $100,000.

                                                                Annual Compensation                 Long-Term Compensation
                                                       -----------------------------------  ----------------------------------------
Name and Principal                        Fiscal        Salary       Bonus    Other Annual  Restricted   Securities       All Other
Position                                   year          ($)          ($)     Compensation     Stock     Underlying     Compensation
                                                                                  ($)(1)      Award($)   Options(#)          ($)
Gary Allanson .........................    1999        $190,000        -            -           -         400,000        $  4,400(2)
Chairman, CEO and                          1998        $    --         -            -           -            --              --
President                                  1997        $    --         -            -           -            --              --

Jon Silverman .........................    1999        $105,000        -            -           -            --              --
Chairman, CEO and                          1998        $180,000        -            -           -            --          $  4,430(2)
President                                  1997        $187,500        -            -           -            --          $  4,000(2)

Jeffrey D. Lewenthal ..................    1999        $156,500        -            -           -            --              --
Chief Financial                            1998        $144,000        -            -           -          50,000            --
Officer, Executive                         1997        $ 96,000(3)     -            -           -            --              --
Vice President of
Business Development,
Treasurer and Secretary

--------------------------
(1) The aggregate amount of perquisites and other personal benefits paid to each of Mr. Allanson and Mr. Lewenthal did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus for any given fiscal year and (ii) $50,000. Thus, such amounts are not reflected in the table.

(2) Represents the premiums paid on $1,000,000 term life insurance policies as to which the person may designate the beneficiary.

(3) Jeffrey D. Lewenthal's employment with the Company began in March 1997 and terminated in March 2000. The figure for 1997 represents the compensation Mr. Lewenthal received from the Company for the period of his employment with the Company in 1997.

Option Grants in Fiscal Year Ended December 31, 1999

         The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 1999 pursuant to the 1998 Option Plan to the executive officers listed in the Summary Compensation Table.

                Number of Securities  Percent Of Total     Exercise   Expiration
                Underlying Options    Options Granted to   Or Base    Date
                Granted (#)           Employees In Fiscal  Price
                                      Year                 ($/Sh)
Gary Allanson   400,000(1)            100%                 $.655      (2)

------------------
(1) The terms of grant of such options provided that options to purchase 300,000 shares of Common Stock would become exercisable on March 15, 1999 and options to purchase 100,000 shares of Common Stock would become exercisable on July 1, 2000.

(2) Of these options, options to purchase 300,000 shares of Common Stock expire on March 14, 2006 and options to purchase 100,000 shares of Common Stock expire on June 30, 2010.

Aggregated Option Exercises in Fiscal Year Ended December 31, 1999 and Fiscal Year End Option Values

         None of the executive officers listed in the Summary Compensation Table exercised any option during the fiscal year ended December 31, 1999. The following table sets forth certain information with respect to options to purchase Common Stock held by the foregoing executive officers on December 31, 1999.

                                                    Value of
                   Number of Securities Underlying  Unexercised In-The-Money
                   Unexercised Options on 12/31/99  Options on 12/31/99 ($)
Name               (#)Exercisable/Unexercisable     Exercisable/Unexercisable(1)
Gary Allanson              300,000/100,000                   $28,500/$9,500
Jon Silverman              66,667/0                           0/0
Jeffrey Lewenthal          16,666/33,334                      0/0

--------------------
(1) The average of the closing bid and asked prices of the Common Stock on December 31, 1999 as reported by the National Quotation Bureau, Inc. was $.75. All options held by Messrs. Silverman and Lewenthal had exercise prices of $1.595. All of the options held by Mr. Allanson had exercise prices of $.655.

Employment and Non-Compete Agreements

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

ITEM 11.   Security Ownership Of Certain Beneficial Owners And Management.

         The following table sets forth certain information known to the Company regarding beneficial ownership of the Common Stock as of March 24, 2000, for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address                                                     Percent of
Of Beneficial Owner (1)                      Number of Shares          Class(2)
-------------------                          ----------------          ------
Gregory Abbott                               3,372,731(3)               28.5%
1200 Kessler Drive
Aspen, CO 81611

Louis A. Simpson                             2,241,142(4)               19.4%
5951 La Sendita
P.O. Box 1943
Rancho Santa Fe, California 92067

George Kriste                                1,792,382(5)               16.2%
20643 Seabord Road
Malibu, California 90265

George Abbott                                1,089,642(6)               10.3%
1285 South Ocean Boulevard
Palm Beach, Florida 33480

Jon Silverman                                 633,333(7)                 6.6%
6 International Drive, Suite 160
Rye Brook, New York 10573

Gary Allanson                                 590,909(8)                 5.7%
I-97 Business Park
1111 Benfield Boulevard
Millersville, Maryland 21108

Reed Slatkin                                  557,142(9)                 5.5%
890 North Kellogg Avenue
Santa Barbara, California 93111

Jay M. Rosen                                  52,666(10)                  *
21 Longledge Drive
Rye Brook, New York 10593

Frank Carillo                                   10,000                    *
570 Grand Avenue
Englewood, New Jersey 07631

All directors and executive                     5,818,688(11)           41.5%
officers as a group (5 persons)

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

(3) Includes 2,257,142 shares of Common Stock issuable upon conversion of preferred stock and 26,666 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 13,334 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(4) Includes 2,007,142 shares of Common Stock issuable upon conversion of preferred stock.

(5) Includes 1,485,714 shares of Common Stock issuable upon conversion of preferred stock and 26,666 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 13,334 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(6) Includes 1,007,142 shares of Common Stock issuable upon conversion of preferred stock.

(7) Includes 33,333 shares of Common Stock of the Company issuable upon exercise of options.

(8) Includes 300,000 shares of Common Stock issuable upon exercise of currently exercisable options and 290,900 shares of Common Stock issuable upon conversion of preferred stock.

(9) Includes 557,142 shares of Common Stock issuable upon conversion of preferred stock.

(10) Includes 51,166 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 3,334 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(11) Includes an aggregate of 4,033,765 shares of Common Stock issuable upon conversion of preferred stock and an aggregate of 404,998 shares of Common Stock issuable upon exercise of currently exercisable stock options.

ITEM 12.   Certain Relationships and Related Transactions.

         On October 25, 1999 and December 15, 1999 certain persons, including Gary Allanson, the Chairman and Chief Executive Officer of the Company, and George Kriste and Gregory Abbott, directors of the Company, purchased from the Company an aggregate of 560 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Stock") for $2,000 per share. The number of shares purchased by each of Messrs. Allanson, Kriste and Abbott on such dates and the total purchase price paid by such persons are set forth below:

                                  Total Shares
                                  of Series A            Total
         Name                    Stock Purchased      Purchase Price
         ----                    ---------------      --------------
         Gary Allanson                  32              $ 64,000
         George Kriste                 132              $264,000
         Gregory Abbott                187              $374,000

         On February 22, 2000 certain persons including Messrs. Kriste and Abbott purchased from the Company an aggregate of 440 shares of the Company's Series B Redeemable Convertible Preferred Stock ("Series B Stock") for $2,000 per share. The number of shares of Series B Stock purchased by each of Messrs. Kriste and Abbott are set forth below:

                                  Total Shares
                                  of Series B            Total
         Name                    Stock Purchased      Purchase Price
         ----                    ---------------      --------------
         George Kriste                  50              $100,000
         Gregory Abbott                 97.5            $195,000

         The proceeds of the sale of the Series A Stock and Series B Stock (collectively, the "Preferred Stock") are being used by the Company for working capital.

         The holders of Preferred Stock are entitled to receive cumulative dividends at the rate of 12% per year. In the discretion of the Company, the dividends may be paid in cash, in additional shares of Series A Stock or Series B Stock, as the case may be, or any combination of the foregoing.

         The holders of Series A Stock may convert the Series A Stock into Common Stock initially at the rate of one share of Common Stock for each $.22 of liquidation value of the Series A Stock. The holders of Series B Stock may convert the Series B Stock into Common Stock initially at the rate of one share of Common Stock for each $.35 of liquidation value of the Series B Stock. The conversion rates of the Preferred Stock are subject to adjustment in certain circumstances.

         The holders of Series A Stock, voting as a separate class, are entitled to elect one director of the Company. In addition, the holders of Preferred Stock are entitled to vote on all matters (including elections of directors) together with the holders of the Common Stock with each share of Preferred Stock having the number of votes equal to the number of whole and fractional shares of Common Stock into which such share is then convertible (as of the date hereof, each share of Series A Stock would have approximately 9,091 votes and each share of Series B Stock would have approximately 5,714 votes).

ITEM 13.   Exhibits, List and Reports on Form 8-K.

Exhibits

Exhibit No.
-----------

    3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-7915) (the "Form SB-2")).

    3.2 Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Form SB-2).

    3.3 Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (the "1998 10-KSB")).

    3.4 Certificate of Designation of Series A Redeemable Convertible Preferred Stock of the Company.*

    3.5 Certificate of Designation of Series B Redeemable Convertible Preferred Stock of the Company.*

    3.6      By-laws  of  the  Company,  as  amended   (incorporated  herein  by
             reference to Exhibit 3.3 to the Form SB-2).

    4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Form SB-2).

    4.2 Form of Class A Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to the Form SB-2).

    10.1 License Agreement by and between the Company and RIC, dated as of October 10, 1995, as amended (incorporated herein by reference to Exhibit 10.1 to the Form SB-2).

    10.2 Form of Bridge Loan Agreement and Promissory Note (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

    10.3 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

    10.4 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott,
             George  Kriste,  David  Brenman,  Gerald  Gottlieb,  Marc Gottlieb,
             Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal International Limited Partnership, Technologies & Advancements, Inc., ReSeal International Corporation, ReSeal Pharmaceutical Systems, Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.7 to the Form SB-2).

    10.5 Employment Agreement, dated March 15, 1999, between the Company and Gary Allanson (incorporated by reference to Exhibit 10.9 to the Company's 1998 10-KSB).

    10.6 Agreement entered into as of December 23, 1997 between the Company and Well Men (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

    10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company.*

    10.8 Amended and Restated 1998 Stock Option Plan. Incorporated by reference to the definitive proxy statement of the Company filed on May 12, 1999 in connection with the Annual Meeting of Shareholders of the Company held on June 18, 1999 (the "1999 Proxy Statement").

    10.9     Amended  and  Restated   Director  Option  Plan.   Incorporated  by
             reference to the 1999 Proxy Statement.

    10.10 Preferred Stock Subscription Agreement dated as of September 23, 1999 between the Company, Gregory Abbott, George V. Kriste ("Kriste"), Louis Simpson ("Simpson") and Gary Allanson ("Allanson").*

    10.11 Amendment No. 1, dated as of October 25, 1999 to Preferred Stock Subscription Agreement between the Company, Gregory Abbott, Kriste, Simpson and Allanson.*

    10.12 Amendment No. 2, dated as of December 15, 1999 to Preferred Stock Subscription Agreement between the Company, Gregory Abbott, Kriste, Simpson, Allanson and George Abbott.*

    10.13 Amendment No. 3, dated as of February 22, 2000 to Preferred Stock Subscription Agreement between the Company, Gregory Abbott, Kriste, Simpson, Allanson, George Abbott and Reed Slatkin.*

    27       Financial Data Schedule*

----------------------------

* Filed herewith

Reports on Form 8-K

                  No Form 8-K was filed by the Company within the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2000                            INTERNATIONAL DISPENSING
                                                     CORPORATION

                                                  By: /s/ Gary Allanson
                                                      -----------------
                                                      Gary Allanson
                                                      President and Chief
                                                      Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                                Date
-----------------------      ---------------------------------    --------------
/s/ Gary Allanson            Chairman, President and Chief        March 30, 2000
-----------------------      Executive Officer
Gary Allanson                (Principal Executive
                             Officer)

/s/ Jeffrey Lewenthal        Chief Financial Officer (Principal   March 30, 2000
-----------------------      Accounting and Financial Officer)
Jeffrey Lewenthal

/s/ Jay Rosen                Director                             March 30, 2000
-----------------------
Jay Rosen

/s/ Gregory Abbott           Director                             March 30, 2000
-----------------------
Gregory Abbott

/s/ George Kriste            Director                             March 30, 2000
-----------------------
George Kriste

/s/ Frank Carillo            Secretary and Director               March 30, 2000
-----------------------
Frank Carillo

                      INTERNATIONAL DISPENSING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                 EXHIBITS INDEX

                             Description of Exhibits

Exhibit No.

    3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-7915) (the "Form SB-2")).

    3.2 Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Form SB-2).

    3.3 Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (the "1998 10-KSB")).

    3.4 Certificate of Designation of Series A Redeemable Convertible Preferred Stock of the Company.*

    3.5 Certificate of Designation of Series B Redeemable Convertible Preferred Stock of the Company.*

    3.6      By-laws  of  the  Company,  as  amended   (incorporated  herein  by
             reference to Exhibit 3.3 to the Form SB-2).

    4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Form SB-2).

    4.2 Form of Class A Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to the Form SB-2).

    10.1 License Agreement by and between the Company and RIC, dated as of October 10, 1995, as amended (incorporated herein by reference to Exhibit 10.1 to the Form SB-2).

    10.2 Form of Bridge Loan Agreement and Promissory Note (incorporated herein by reference to Exhibit 10.3 to the Form SB-2).

    10.3 Form of Amendment to Bridge Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Form SB-2).

    10.4 Settlement Agreement, dated as of October 10, 1995, by and among Hardee Capital Partners, L.P., Louis Simpson, Gregory Abbott,
             George  Kriste,  David  Brenman,  Gerald  Gottlieb,  Marc Gottlieb,
             Joseph Koster, Greg Pardes, Linda Poit, ReSeal Food Dispensing Systems, Inc., ReSeal International Limited Partnership, Technologies & Advancements, Inc., ReSeal International Corporation, ReSeal Pharmaceutical Systems, Ltd., Milton Stanson, Hilda Brown, Ann Hoopes, Townsend Hoopes, Robin Smith and Eugene Sumner (incorporated herein by reference to Exhibit 10.7 to the Form SB-2).

    10.5 Employment Agreement, dated March 15, 1999, between the Company and Gary Allanson (incorporated by reference to Exhibit 10.9 to the Company's 1998 10-KSB).

    10.6 Agreement entered into as of December 23, 1997 between the Company and Well Men (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

    10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company.*

    10.8 Amended and Restated 1998 Stock Option Plan. Incorporated by reference to the definitive proxy statement of the Company filed on May 12, 1999 in connection with the Annual Meeting of Shareholders of the Company held on June 18, 1999 (the "1999 Proxy Statement").

    10.9     Amended  and  Restated   Director  Option  Plan.   Incorporated  by
             reference to the 1999 Proxy Statement.

    10.10 Preferred Stock Subscription Agreement dated as of September 23, 1999 between the Company, Gregory Abbott, George V. Kriste ("Kriste"), Louis Simpson ("Simpson") and Gary Allanson ("Allanson").*

    10.11 Amendment No. 1, dated as of October 25, 1999 to Preferred Stock Subscription Agreement between the Company, Gregory Abbott, Kriste, Simpson and Allanson.*

    10.12 Amendment No. 2, dated as of December 15, 1999 to Preferred Stock Subscription Agreement between the Company, Gregory Abbott, Kriste, Simpson, Allanson and George Abbott.*

    10.13 Amendment No. 3, dated as of February 22, 2000 to Preferred Stock Subscription Agreement between the Company, Gregory Abbott, Kriste, Simpson, Allanson, George Abbott and Reed Slatkin.*

    27       Financial Data Schedule.*
----------------------------

* Filed herewith.