Form 10QSB
period 2000-03-31
INTERNATIONAL DISPENSING CORP
filed 2000-05-15
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to_______________

Commission file number 0-21489
                       -------

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

          1111 Benfield Blvd., Suite 230, Millersville, Maryland 21108
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 729-0125
                                 --------------
                           (Issuer's telephone number)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,566,668 shares of Common Stock as of May 11, 2000

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                      International Dispensing Corporation
                          (A Development Stage Company)

                                Table of Contents

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1. Financial Statements

        Balance Sheets at March 31, 2000 (unaudited)                       3
        and December 31, 1999

        Statements of Operations for the Three Months                      4
        Ended March 31, 2000 and 1999 and for the Period from Inception (October 10, 1995) through March 31, 2000

        Statements of Cash Flows for the Three Months Ended                5
        March 31, 2000 and 1999 and for the Period from Inception
        (October 10, 1995) through March 31, 2000

        Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial                  7
        Condition and Results of Operations

Part II - OTHER INFORMATION                                                9

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                                 March 31, 2000    December 31, 1999
                                                                                 --------------    -----------------
                                                                                   (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                                       $    698,584        $    416,322
  Accounts receivable                                                                    3,300
  Prepaid expenses                                                                      56,872              14,739
                                                                                  ------------        ------------
                         Total current assets                                          758,756             431,061
Fixed Assets:
  Office equipment                                                                     466,997             461,646
  Accumulated depreciation and amortization                                             (4,947)             (4,947)
                                                                                  ------------        ------------
                             Net fixed assets                                          462,050             456,699
Other Assets                                                                            27,397              26,647
                                                                                  ------------        ------------
                                 Total assets                                     $  1,248,203        $    914,407
                                                                                  ============        ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                $     86,059        $    175,801
  Accrued expenses                                                                      42,084              51,821
                                                                                  ------------        ------------
  Total current liabilities                                                            128,143             227,622
                                                                                  ------------        ------------
                            Total liabilities                                          128,143             227,622
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value;                                                  2,000,000           1,120,000
  2,000,000 shares authorized,1,000 and 560 shares issued or outstanding, as of
  March 31, 2000 and December 31, 1999, respectively
  Common stock, $.001 par value;                                                         9,657               9,657
  40,000,000 shares authorized;
  9,566,668 issued and outstanding, as of March 31, 2000
  and December 31, 1999, respectively
  Additional paid-in capital                                                         9,895,286           9,895,286
  Deficit accumulated during                                                       (10,784,793)        (10,338,068)
  development stage
                                                                                  ------------        ------------
                   Total stockholders' equity                                        1,120,060             686,875
                                                                                  ------------        ------------
   Total liabilities and stockholders' equity                                     $  1,248,203        $    914,497
                                                                                  ============        ============

   The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                   Cumulative
                                                      Three Months               from Inception
                                                          ended                 October 10, 1995
                                             --------------------------------       through
                                             March 31, 2000    March 31, 1999    March 31, 2000
                                             --------------    --------------   ----------------
                                               (unaudited)       (unaudited)       (unaudited)
Revenues                                                 --                --    $        6,980
                                             --------------    --------------    --------------
Operating Expenses
General and adminstrative                           453,029           275,971         6,022,432
Depreciation and amortization                         1,800            24,047
                                             --------------    --------------    --------------
           Total operating expenses                 453,029           277,771         6,046,479
                                             --------------    --------------    --------------
              Loss from operations                 (453,029)         (277,771)       (6,039,499)

Other income (expense)
  Interest expense                                       --                --           (66,665)
  Interest income                                     6,304            13,871           412,298
  Miscellaneous income                               50,647
                                             --------------    --------------    --------------
    Net loss before extraordinary loss
      and discontinued operations                  (446,725)         (213,253)       (5,690,866)

Extraordinary loss on retirement of debt                 --                --          (250,000)

Loss from discontinued operations                        --                --          (843,927)
                                             --------------    --------------    --------------
           Net loss                          $     (446,725)   $     (213,253)   $   (6,784,793)
                                             ==============    ==============    ==============

Basic and diluted loss per share                     ($0.04)           ($0.02)

Basic and diluted weighted average
shares outstanding                                9,566,668         9,566,668

   The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                from Inception
                                                             Three months      Three months    October 10, 1995
                                                                 ended             ended            through
                                                            March 31, 2000    March 31, 1999    March 31, 2000
                                                            --------------    --------------   ----------------
                                                              (unaudited)       (unaudited)       (unaudited)
Cash flows from operating activities:
Net loss                                                    $     (446,725)   $     (213,253)   $   (6,703,117)
Adjustment for(income) loss from discontinued operations               --                --           843,927
                                                            --------------    --------------    --------------
Net loss from continuing operations                               (446,725)         (213,253)       (5,859,190)
Adjustments to reconcile net loss to
 net cash used in operating activities-
  Depreciation and amortization                                      1,800            24,045
  Compensation from stock grant                                         --                --            25,279
  Non-cash compensation                                                 --                --            87,199
  Loss on retirement of debt                                            --                --           250,000
  Changes in operating assets and liabilities:                          --                --                --
    Increase in accounts receivable                                 (3,300)               --           (50,225)
    (Increase) decrease in prepaid expenses                        (42,133)           (6,995)          (91,623)
    Increase in other assets                                          (750)               (2)          (21,597)
    Increase (decrease) in accrued expenses                         (9,737)          (30,140)           16,805
    Increase in accounts payable                                   (89,742)           22,321            86,059
                                                            --------------    --------------    --------------
Net cash used in continuing operating activities:                 (592,387)         (226,269)       (5,533,248)
Net cash provided by (used in) discontinued operations:                 --                --          (843,927)
                                                            --------------    --------------    --------------
Net cash used by operating activities:                            (592,387)         (226,269)       (6,377,175)
Cash flows from operating activities:
  Purchase of fixed assets                                          (5,351)           (3,989)         (497,057)
  Purchase of license                                                   --                --        (4,000,000)
                                                            --------------    --------------    --------------
Net cash used in investing activities                             (597,738)           (3,989)       (4,497,057)
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                        880,000                           2,000,000
  Proceeds from private placement                                       --                --         2,100,000
  Proceeds from issuance of convertible debt                            --                --           150,000
  Repayment of promissory note                                          --                --          (300,000)
  Repayment of bridge loans                                             --                --        (1,050,000)
  Repayment of convertible debt                                         --                --          (100,000)
  Proceeds from initial public offering                                 --                --         8,772,816
                                                            --------------    --------------    --------------
Net cash provided from financing activities                        880,000                --        11,572,816
                                                            --------------    --------------    --------------
Net increase (decrease) in cash and cash equivalents               282,262          (230,258)          698,584
Cash and cash equivalents, beginning of period                     416,322         1,270,527                --
                                                            --------------    --------------    --------------
Cash and cash equivalents,end of period                     $      698,584    $    1,040,269    $      698,584
                                                            ==============    ==============    ==============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                --                --
Non-cash investing and financing activities:
  Issuance of common stock                                              --                --
  Purchase of license from affiliate                                    --                --

   The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
    (Information as of and for the period ended March 31, 2000 is unaudited)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      The balance sheet as of March 31, 2000 and statements of operations and statements of cash flows for the three months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Results of operations for the three month period is not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

      In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2. GOING CONCERN

      The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit from inception to March 31, 2000, in excess of $10.7 million and losses are continuing. Efforts to market its products have yet to result in the Company generating revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock. Management plans include the completion of an additional private placement of equity securities in 2000 to provide funding to allow the Company to continue its development of its licensed technology. In addition, management has taken certain steps and made significant management changes in an effort to reduce operating expenses of the Company. Notwithstanding, the Company believes that it will generate sales revenue from its first product in the first quarter of 2001. The Company believes these steps will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

ITEM 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

      The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-3, and financial information included elsewhere in this report.

      The Company was formed primarily for the purpose of commercializing and marketing technologies designed to maintain the sterility, purity and freshness of flowable food and beverage products. The Company is focusing its development activities on the application of licensed technologies in the Field of Use as set forth in its License Agreement with ReSeal International Corporation ("RIC"). The Field of Use under the License Agreement encompasses the food and beverage industries as broadly defined. The Company is also independently developing and marketing other dispensing technology.

      The Company is undertaking the formation of strategic alliances or direct license/supply agreements with major food and beverage companies, as well as applicable equipment/bag-in-box manufacturers.

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

      For further information concerning the business conducted by the Company, see Item 1. "Description of Business" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                              Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Revenue - The Company has not generated any revenue since its inception.

      Operating Expenses - For the three months ended March 31, 2000, the Company had operating expenses of $453,029, representing a $175,258 increase versus the same period in 1999. Operating expenses for the three months ended March 31, 2000 included $173,052 in research and development related expenses, $58,236 in legal fees for work on intellectual property matters and the preparation of the Company's Annual Report on Form 10-KSB, and $59,600 in other professional fees. Operating expenses in the first quarter of 1999 were $277,771, which included $78,419 in research and development expenses, $29,000 in legal expenses and $2,300 in other professional fees. The 63.1% increase in operating expenses over the comparable period last year is due primarily to the acceleration of the Company's product development efforts, including the development of the safety spout and beverage carafe and the redesign of the gravity flow valve.

      Net Loss - For the three months ended March 31, 2000, the Company had a net loss of $446,715 versus a net loss of $213,253 for the three months ended March 31, 1999. This increase in net loss of $233,472 equates to a 109.5% increase over the comparable period last year, and is due primarily to the Company's accelerated product development cycle.

      The Company has reported a loss from operations of $6,039,499 since inception.

                               Financial Condition

      As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through March 31, 2000. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the first quarter of the fiscal year ending December 31, 2001, at which time, it may be in a position to generate revenue from sales of its products.

      As of March 31, 2000, the Company had working capital of approximately $630,000. The Company anticipates that during the fiscal year ending December 31, 2000 ("Fiscal 2000"), the Company will be spending at a rate of approximately $165,000 per month. Therefore, the Company expects that it will require additional capital to finance its operations during and after the third quarter of Fiscal 2000.

      The Company is currently studying the alternatives under which the Company may raise additional funds. The Company expects that it will need an additional $3,000,000 to $4,000,000 for the two-year period commencing in the third quarter of Fiscal 2000. If the Company is not able to obtain additional funds on satisfactory terms and conditions, it will have to scale back its research and development and product commercialization activities. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to sell its equity securities and to produce and market its products (see Note 2 of Notes to Financial Statements).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

      On February 22, 2000, the Company sold an aggregate of 440 shares of the Company's Series B Redeemable Convertible Preferred Stock, par value $.001 per share ("Series B Stock"), for an aggregate purchase price of $880,000. The entire purchase price for the Series B Stock was paid for in cash. There were no underwriters with respect to this transaction. The Company believes that the Series B Stock was issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

                                             INTERNATIONAL DISPENSING
                                               CORPORATION


Date: May 15, 2000                           /s/ Gary Allanson
                                             -----------------------------------
                                             Gary Allanson
                                             Chief Executive Officer & President
                                               (Principal Executive, Accounting
                                               and Financial Officer)