Form 10QSB
period 2000-06-30
INTERNATIONAL DISPENSING CORP
filed 2000-08-10
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to_______________

Commission file number 0-21489

                      International Dispensing Corporation
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        13-3856324
(State of other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

          1111 Benfield Blvd., Suite 230, Millersville, Maryland 21108
                    (Address of principal executive offices)

                                 (410) 729-0125
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,666,668 shares of Common Stock as of August 5, 2000

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                      International Dispensing Corporation
                          (A Development Stage Company)

                                Table of Contents

Part I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.  Financial Statements

         Balance Sheets at June 30, 2000 (unaudited)                     3
         and December 31, 1999

         Statements of Operations for the Six and Three Months           4
         Ended June 30, 2000 and 1999 and for the Period from
         Inception (October 10, 1995) through June 30, 2000

         Statements of Cash Flows for the Six Months Ended               5
         June 30, 2000 and 1999 and for the Period from Inception (October 10, 1995) through June 30, 2000

         Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial               6
         Condition and Results of Operations

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               8

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                June 30, 2000   December 31, 1999
                                                                -------------   -----------------
                                                                 (unaudited)       (unaudited)

Assets
Current Assets:
  Cash and cash equivalents                                     $    338,859      $    416,322
  Accounts receivable                                                  3,300
  Prepaid expenses                                                    45,182            14,739
                                                                ------------      ------------
                                         Total current assets        387,341           431,061
                                                                ------------      ------------
Fixed Assets
  Office equipment                                                   466,997           461,646
  Accumulated depreciation and amortization                           (4,947)           (4,947)
                                                                ------------      ------------
                                             Net fixed assets        462,050           456,699
Other Assets                                                          26,648            26,647
                                                                ------------      ------------
                                                 Total assets   $    876,039      $    914,407
                                                                ============      ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                              $     86,059      $    175,801
  Accrued expenses                                                    70,584            51,821
                                                                ------------      ------------
  Total current liabilities                                          156,643           227,622
                                                                ------------      ------------
                                            Total liabilities        156,643           227,622
                                                                ------------      ------------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value;                                2,000,000         1,120,000
  2,000,000 shares authorized,1,000 and 560
  shares issued or outstanding, as of June 30,
  2000 and December 31, 1999, respectively
  Common stock, $.001 par value;
  40,000,000 shares authorized;                                        9,667             9,567
  9,666,668 issued and outstanding as of June 30, 2000
  and 9,566,668 as of December 31, 1999
  Additional paid-in capital                                       9,895,286         9,895,286
  Deficit accumulated during                                     (11,185,457)      (10,338,068)
  development stage
                                                                ------------      ------------
                                   Total stockholders' equity        719,396           686,785
                                                                ------------      ------------
                   Total liabilities and stockholders' equity   $    876,039      $    914,407
                                                                ============      ============

    The accompanying notes are an integral part of these financial statements

                      International Dispensing Corporation
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                                        Cumulative
                                                     Six Months                   Three Months       from Inception
                                                       ended                         ended           October 10, 1995
                                           ----------------------------  ----------------------------     through
                                           June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999  June 30, 2000
                                           -------------  -------------  -------------  -------------  -------------
                                            (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)

Revenues                                            --             --             --             --    $     6,980
                                           -----------    -----------    -----------    -----------    -----------
Operating Expenses
General and adminstrative                      860,317        691,842        407,288        415,871      6,429,720
Depreciation and amortization                                   3,600                         1,800         24,047
                                           -----------    -----------    -----------    -----------    -----------
      Total operating expenses                 860,317        695,442        407,288        417,671      6,453,767
                                           -----------    -----------    -----------    -----------    -----------
          Loss from operations                (860,317)      (695,442)      (407,288)      (417,671)    (6,446,787)

Other income (expense)
  Interest expense                                  --             --             --             --        (66,665)
  Interest income                               12,929         22,391          6,624          8,520        418,922
  Miscellaneous income                                         50,825
                                           -----------    -----------    -----------    -----------    -----------
    Net loss before extraordinary loss
           and discontinued operations        (847,388)      (622,226)      (400,664)      (409,151)    (6,094,530)

Extraordinary loss on retirement of debt            --             --             --             --       (250,000)

Loss from discontinued operations                   --             --             --             --       (843,927)
                                           -----------    -----------    -----------    -----------    -----------
           Net loss                        $  (847,388)   $  (622,226)   $  (400,664)   $  (409,151)   $(7,188,457)
                                           ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share           $     (0.09)   $     (0.06)   $     (0.04)   $     (0.04)

Basic and diluted weighted average
    shares outstanding                       9,666,668      9,566,668      9,666,668      9,566,668

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                  Cumulative
                                                                                                from Inception
                                                                Six months        Six months   October 10, 1995
                                                                  ended             ended           through
                                                              June 30, 2000     June 30, 1999    June 30, 2000
                                                              -------------     -------------    -------------
                                                               (unaudited)       (unaudited)      (unaudited)

Cash flows from operating activities:
Net loss                                                      $   (847,388)     $  (622,226)     $(7,103,780)
Adjustment for( income) loss from discontinued operations               --               --          843,927
                                                              ------------      -----------      -----------
Net loss from continuing operations                               (847,388)        (622,226)      (6,259,853)
Adjustments to reconcile net loss to
 net cash used in operating activities-
  Depreciation and amortization                                                       3,600           24,045
  Compensation from stock grant                                         --               --           25,279
  Non-cash compensation                                                 --               --           87,199
  Loss on retirement of debt                                            --               --          250,000
  Changes in operating assets and liabilities:                          --                                --
    Increase in accounts receivable                                 (3,300)          (5,675)         (50,225)
    (Increase) decrease in prepaid expenses                        (30,443)          (2,564)         (79,933)
    Increase in other assets                                            (1)         (24,002)         (20,848)
    Increase (decrease) in accrued expenses                         18,762          (66,505)          45,304
    Increase in accounts payable                                   (89,742)          19,222           86,059
                                                              ------------      -----------      -----------
Net cash used in continuing operating activities:                 (952,112)        (698,150)      (5,892,973)
Net cash provided by (used in) discontinued operations:                 --               --         (843,927)
                                                              ------------      -----------      -----------
Net cash used by operating activities:                            (952,112)        (698,150)      (6,736,900)
Cash flows from operating activities:
  Purchase of fixed assets                                          (5,351)         (27,402)        (497,057)
                                                              ------------      -----------      -----------
  Purchase of license                                                   --               --       (4,000,000)
                                                              ------------      -----------      -----------
Net cash used in investing activities                             (957,463)         (27,402)      (4,497,057)
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                        880,000               --        2,000,000
  Proceeds from private placement                                       --               --        2,100,000
  Proceeds from issuance of convertible debt                            --               --          150,000
  Repayment of promissory note                                          --               --         (300,000)
  Repayment of bridge loans                                             --               --       (1,050,000)
  Repayment of convertible debt                                         --               --         (100,000)
  Proceeds from initial public offering                                 --               --        8,772,816
                                                              ------------      -----------      -----------
Net cash provided from financing activities                                                       11,572,816
                                                              ------------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                               (725,552)         338,859
                                                                                -----------
Cash and cash equivalents, beginning of period                     416,322        1,270,527               --
                                                              ------------                       -----------
Cash and cash equivalents,end of period                       $    338,859      $   544,975      $   338,859
                                                              ============      ===========      ===========
Supplemental disclosure of cash flow information:                                        --
  Cash paid for interest                                                --
Non-cash investing and financing activities:                                             --
  Issuance of common stock                                              --               --
  Purchase of license from affiliate                                    --               --

    The accompanying notes are an integral part of these financial statements

                      International Dispensing Corporation
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
     (Information as of and for the period ended June 30, 2000 is unaudited)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      The balance sheet as of June 30, 2000, statements of operations for the three and six months then ended and statements of cash flows for the six months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Results of operations for the three and six month periods are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

      In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception to June 30, 2000, in excess of $11.1 million and losses are continuing. Efforts to market its products have yet to result in the Company generating revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock. Management plans include the completion of an additional private placement of equity securities in 2000 to provide funding to allow the Company to continue its development of its licensed technology. In addition, management has taken certain steps and made significant management changes in an effort to reduce operating expenses of the Company. The Company believes that with the completion of production injection molds for one or more of its products, scheduled for the third quarter of 2000, it will generate sales revenue in the first quarter of 2001. The Company believes these steps will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on Page 3 and financial information included elsewhere in this report.

The Company was formed primarily for the purpose of commercializing and marketing technologies designed to maintain the sterility, purity and freshness of flowable food and beverage products. The Company is focusing its marketing activities on the application of licensed technologies in the Field of Use as set forth in its License Agreement with ReSeal International Corporation ("RIC"). The Field of Use under the License Agreement encompasses the food and beverage industries as broadly defined. The Company is also independently developing and marketing other dispensing technology outside the RIC License Agreement.

The Company is undertaking the formation of strategic alliances or direct license/supply agreements with major food, beverage and chemical companies as well as applicable equipment, bag, pouch as well as bag-in-box manufacturers.

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

                              Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenue - The Company has not generated any revenue since its inception.

Operating Expenses - For the six months ended June 30, 2000 the Company had operating expenses of $860,317, representing an $168,475 increase versus the same period last year. Operating expenses for the six month period ended June 30, 2000 included $281,039 in Research and Development related expenses, (including fees paid to three (3) engineering firms and a university for conducting product development tests) and $241,223 in accounting, legal and new patent filing expenses.

The Company also prepaid a full-year's rental expenses in the first quarter of 2000. This payment equates to an incremental $26,000 cash outlay in the first six months of 2000 versus the same period ended June 30, 1999.

In the first quarter of 1999, RIC made a partial payment to the Company of $50,825 for a portion of its patent annuity expenses. In the first six months of 2000 RIC has not made a contribution to the on-going patent annuity expenses.

Net Loss - For the six months ended June 30, 2000, the Company had a net loss of $847,388 versus a net loss of $622,226 for the six months ended June 30, 1999. The $225,162 increase was primarily the result of the additional operating expenses the Company incurred in marketing three (3) new products in the first six months of 2000 compared to one product development effort in the first six months of 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue - The Company has not generated any revenue since its inception.

Operating Expenses - For the three months ended June 30, 2000 the Company had operating expenses of $407,288, representing an $8,583 decrease versus the same period last year. Expenses associated with travel, entertainment and salaries were down significantly versus the same period last year. Operating expenses in the first quarter of 2000 included $157,117 in Research and Development related expense and $88,748 in accounting legal and patent filing expenses.

Net Loss - For the three months ended June 30, 2000, the Company had a net loss of $400,664 versus a net loss of $409,151 for the three months ended June 30, 1999. This decrease in net loss of $8,487 was the result of savings in salaries, travel and other operating expenses.

The Company has reported a loss from operations of $6,446,787 since inception.

                               Financial Condition

As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through June 30, 2000. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the first quarter of the fiscal year 2001, at which time, it may be in a position to generate revenue from sales of its products.

As of June 30, 2000, the Company had working capital of approximately $339,000. The Company anticipates that during the remainder of fiscal year 2000, the Company will be spending at a rate of approximately $150,000 per month. Therefore, the Company expects that it will require additional capital to finance its operations during and the third quarter of fiscal 2000.

The Company is currently studying the alternatives under which the Company may raise additional funds and is negotiating the terms of an additional equity investment by certain of its existing stockholders. The Company expects that it will need an additional $3,000,000 to $4,000,000 for the two-year period commencing in the third quarter of fiscal 2000. If the Company is not able to obtain additional funds on terms and conditions satisfactory to the Company, the Company will have to scale back its research and development and product commercialization activities. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to sell its equity securities and to produce and market its products (see Note 2 of Notes to Financial Statements).

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In or about January 2000, Nologies, Inc. ("Nologies"), a former consultant to the Company based in Hartford, Connecticut, commenced an arbitration proceeding against the Company before the American Arbitration Association in Hartford, Connecticut. Nologies sought an extension of time to exercise certain stock options granted to it (the exercise period of which the Company believes had expired), $12,000 allegedly due for unpaid consulting fees and $10,256.79 in reimbursable expenses, together with interest and the costs of the arbitration. The Company successfully changed the locale of the proceeding to New York. Prior to the arbitration hearing, the dispute was settled by the Company paying the sum of $20,000 and the parties exchanging general releases, including the release of Nologies' claim for stock options.

Item 2. Changes in Securities and Use of Proceeds
                           None

Item 3. Defaults Upon Senior Securities
                           None

Item 4. Submission of Matters to a Vote of Security Holders
                           None

Item 5. Other Information.

At a meeting held June 12, 2000 the Company's Board of Directors unanimously agreed to extend the employment contract of Gary R. Allanson, the Company's Chairman of the Board and Chief Executive Officer, for an additional year (through March 2002) at the same salary.

Item 6. Exhibits and Reports on Form 8-K
                  (a)   Exhibit 27- Financial Data Schedule
                  (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL DISPENSING
                                        CORPORATION


Date: August 10, 2000                   By: /s/ Gary Allanson
                                        ----------------------------------------
                                        Gary Allanson
                                        Chief Executive Officer & President
                                        (Principal Executive, Accounting and
                                        Financial Officer)