Form 10QSB
period 2000-09-30
INTERNATIONAL DISPENSING CORP
filed 2000-11-20
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________

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

Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 9,728,396 shares of Common Stock as of November 14, 2000

Transitional Small Business Disclosure Format (Check One): Yes |_|  No |X|

                      International Dispensing Corporation
                          (A Development Stage Company)

                                Table of Contents

Part I - FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1. Financial Statements

        Balance Sheets at September 30, 2000 (unaudited)                 3
        and December 31, 1999

        Statements of Operations for the Nine and Three Months           4
        Ended September 30, 2000 and 1999 and for the Period from Inception (October 10, 1995) through September
        30, 2000

        Statements of Cash Flows for the Nine Months Ended               5
        September 30, 2000 and 1999 and for the Period from Inception (October 10, 1995) through September 30, 2000

        Notes to Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial                6
        Condition and Results of Operations

Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                8

Item 2. Changes in Securities and Use of Proceeds                        8

Item 3. Defaults Upon Senior Securities                                  8

Item 4. Submission of Matters to a Vote of Security Holders              8

Item 5. Other Information.                                               8

Item 6. Exhibits and Reports on Form 8-K                                 9

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                           September 30, 2000   December 31, 1999
                                                           ------------------   -----------------
                                                              (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                   $    431,747         $    416,322
  Accounts receivable
  Prepaid expenses                                                  26,447               14,739
                                                              ------------         ------------
                                Total current assets               458,194              431,061
                                                              ------------         ------------
Fixed Assets:
  Office equipment                                                 423,245              461,646
  Accumulated depreciation and amortization                         (4,947)              (4,947)
                                                              ------------         ------------
                                    Net fixed assets               418,298              456,699
                                                              ------------         ------------
Other Assets                                                         3,447               26,647
                                                              ------------         ------------
                                        Total assets          $    879,939         $    914,407
                                                              ============         ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                            $         --         $    175,801
  Accrued expenses and payroll taxes payable                        66,588               51,821
                                                              ------------         ------------
  Total current liabilities                                         66,588              227,622
                                                              ------------         ------------
                                   Total liabilities                66,588              227,622
                                                              ------------         ------------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value;                              2,400,000            1,120,000
  2,000,000 shares authorized, 1,000 and 560 shares
  issued or outstanding, as of September 30, 2000 and
  December 31, 1999, respectively
  Common stock, $.001 par value;
  40,000,000 shares authorized;                                      9,729                9,567
  9,728,396 issued and outstanding as of September 30, 2000
  and 9,566,668 as of December 31, 1999
  Additional paid-in capital                                     9,920,124            9,895,286
  Deficit accumulated during                                   (11,516,502)         (10,338,068)
  development stage                                           ------------         ------------
                          Total stockholders' equity               813,351              686,785
                                                              ------------         ------------
          Total liabilities and stockholders' equity          $    879,939         $    914,407
                                                              ============         ============

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                                             Nine Months                                 Three Months
                                                                ended                                       ended
                                              ----------------------------------------    ----------------------------------------
                                              September 30, 2000    September 30, 1999    September 30, 2000    September 30, 1999
                                              ------------------    ------------------    ------------------    ------------------
                                                  (unaudited)           (unaudited)           (unaudited)           (unaudited)
Revenues                                      $               --    $               --    $               --    $               --
                                              ------------------    ------------------    ------------------    ------------------
Operating Expenses
General and adminstrative                              1,194,650             1,070,040               334,333               378,198
Depreciation and amortization                                                    5,400                                       1,800
                                              ------------------    ------------------    ------------------    ------------------
                     Total cost and expense            1,194,650             1,075,440               334,333               379,998
                                              ------------------    ------------------    ------------------    ------------------
                       Loss from operations           (1,194,650)           (1,075,440)             (334,333)             (379,998)

Other income (expense)
  Interest expense                                            --                    --                    --                    --
  Interest and other income                               16,216                82,081                 3,286                 8,865
                                              ------------------    ------------------    ------------------    ------------------
         Net loss before extraordinary loss
                and discontinued operations           (1,178,434)             (993,359)             (331,047)             (371,133)

Extraordinary loss on retirement of debt                      --                    --                    --                    --

Loss from discontinued operations                             --                    --                    --                    --
                                              ------------------    ------------------    ------------------    ------------------
                Net loss                      $       (1,178,434)   $         (993,359)   $         (331,047)   $         (371,133)
                                              ==================    ==================    ==================    ==================

Basic and diluted loss per share              $            (0.12)   $            (0.10)   $            (0.04)   $            (0.04)

Basic and diluted weighted average
  shares outstanding                                   9,642,440             9,566,668             9,721,686             9,566,668

                                                  Cumulative
                                                from Inception
                                               October 10, 1995
                                                    through
                                              September 30, 2000
                                              ------------------
                                                  (unaudited)
Revenues                                      $               --
                                              ------------------
Operating Expenses
General and adminstrative                              6,764,053
Depreciation and amortization                             24,047
                                              ------------------
                     Total cost and expense            6,788,100
                                              ------------------
                       Loss from operations           (6,788,100)

Other income (expense)
  Interest expense                                       (66,665)
  Interest and other income                              429,190
                                              ------------------
         Net loss before extraordinary loss
                and discontinued operations           (6,422,575)

Extraordinary loss on retirement of debt                (250,000)

Loss from discontinued operations                       (843,927)
                                              ------------------
                Net loss                      $       (7,516,502)
                                              ==================

Basic and diluted loss per share

Basic and diluted weighted average
  shares outstanding

   The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                          from Inception
                                                               Nine months           Nine months         October 10, 1995
                                                                  ended                 ended                 through
                                                            September 30, 2000    September 30, 1999    September 30, 2000
                                                            ------------------    ------------------    ------------------
                                                                (unaudited)           (unaudited)           (unaudited)
Cash flows from operating activities:
Net loss                                                    $       (1,178,434)   $         (993,359)   $       (7,516,502)
Adjustment for (income) loss from discontinued operations                   --                    --               843,927
                                                            ------------------    ------------------    ------------------
Net loss from continuing operations                                 (1,178,434)             (993,359)           (6,672,575)
Adjustments to reconcile net loss to
net cash used in operating activities-
  Depreciation and amortization                                             --                 5,400                24,047
  Compensation from stock grant                                             --                    --                25,279
  Non-cash compensation                                                     --                    --                87,199
  Loss on retirement of debt                                                --                    --               250,000
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                                        --               (57,170)                   --
    (Increase) decrease in prepaid expenses                            (11,708)               43,545               (26,447)
    (Increase) decrease in other assets                                 23,200                 6,998                 2,351
    Increase (Decrease) in accrued expenses                             14,767               (66,974)               41,309
    Decrease in accounts payable                                      (175,801)               (5,462)                   --
    Increase in escrow account                                              --               365,000                    --
                                                            ------------------    ------------------    ------------------
Net cash used in continuing operating activities:                   (1,327,976)             (702,022)           (6,268,837)
Net cash provided by (used in) discontinued operations:                     --                    --              (843,927)
                                                            ------------------    ------------------    ------------------
Net cash used by operating activities:                              (1,327,976)             (702,022)           (7,112,764)
                                                            ------------------    ------------------    ------------------
Cash flows from operating activities:
  Purchase of fixed assets                                              38,401              (198,140)             (453,304)
  Purchase of license                                                       --                    --            (4,000,000)
                                                            ------------------    ------------------    ------------------
Net cash used in investing activities                                   38,401              (198,140)           (4,453,304)
                                                            ------------------    ------------------    ------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                          1,280,000                    --             2,400,000
  Proceeds from private placement                                           --                    --             2,100,000
  Payment for services issued as stock                                  25,000                    --                25,000
  Proceeds from issuance of convertible debt                                --                    --               150,000
  Repayment of promissory note                                              --                    --              (300,000)
  Repayment of bridge loans                                                 --                    --            (1,050,000)
  Repayment of convertible debt                                             --                    --              (100,000)
  Proceeds from initial public offering                                     --                    --             8,772,815
                                                            ------------------    ------------------    ------------------
Net cash provided from financing activities                          1,305,000                    --            11,997,815
                                                            ------------------    ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                    15,425              (900,162)              431,747
Cash and cash equivalents, beginning of period                         416,322             1,270,527                    --
                                                            ------------------    ------------------    ------------------
Cash and cash equivalents,end of period                                431,747               370,365               431,747
                                                            ==================    ==================    ==================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    --                    --                66,665
Non-cash investing and financing activities:
  Issuance of common stock                                                  --                    --                 5,800
  Purchase of license from affiliate                                        --                    --             4,000,000


   The accompanying notes are an integral part of these financial statements

                      International Dispensing Corporation
                          (A Development Stage Company)

                        Notes to the financial statements
  (Information as of and for the period ended September 30, 2000 is unaudited)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months then ended and statements of cash flows for the nine months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Results of operations for the three and nine month periods are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

      In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception to September 30, 2000, of approximately $11.5 million and losses are continuing. Efforts to market its products have yet to result in the Company generating revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock. The Company completed a private placement of preferred stock in the third quarter and has received commitments to provide funding to allow the Company to continue its development of its new and licensed technologies. In addition, management has taken certain steps and made significant management changes in an effort to reduce operating expenses of the Company. The Company believes that with the completion of production molds for one or more of its products, scheduled for the fourth quarter of 2000, it will begin to generate sales revenue in the first quarter of 2001.

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

The Company was formed primarily for the purpose of developing and marketing technologies designed to maintain the sterility, purity and freshness of flowable food and beverage products. The Company is focusing its research and development and marketing activities on the application of its owned and licensed technology.

On September 19, 2000 the Company announced the introduction of a commercially sterile Gravity Flow Valve for which the Company has filed for patent protection. The Gravity Flow Valve has been designed to withstand a rigorous irradiation and steam sterilization process. The new Gravity Flow Valve is in production and field trials are underway. The Company anticipates that it will begin to generate revenue from this innovative product in the first quarter of 2001.

The Company has completed the design and has filed for patent protection on a new disposable beverage carafe that can safely transport up to 96 ounces of a hot beverage. According to the National Coffee Association approximately 124 million cups of coffee are sold daily and approximately 75% of that business is "to go". The beverage carafe allows consumers and food service providers to safely transport multiple cups of coffee while maintaining the product's hot temperature. The Company's new product will be produced early in the first quarter and field trials will begin late in the first quarter of 2001.

The Company has also completed the design and filed for patent protection on a new Fresh Flow System dispensing system that maintains the commercial sterility of a beverage concentrate. The Fresh Flow System is a beverage dispensing system that mixes viscous concentrates with water or another dilutent to produce ready-to-drink juice, dairy, coffee or tea. The Fresh Flow System has been designed to eliminate the need for a peristaltic pump to portion out the beverage concentrate. The Company's anticipates this new product will be produced in the first quarter of 2001.

The Company is undertaking the formation of strategic alliances and direct license/supply agreements with major food, beverage and chemical companies, as well as, applicable packaging and equipment suppliers. The Company anticipates that it will be in a position to announce a strategic alliance by the first quarter of 2001.

The Company is subject to a number of risks including the Company's lack of prior operating history. The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of proposed products. In the event of the bankruptcy of ReSeal International Corporation ("RIC"), the status of the continuing obligations of the various parties to and under the Company's License Agreement with RIC is unclear since a court in a bankruptcy proceeding may not enforce such continuing obligations. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.

For further information concerning the business conducted by the Company, see
Item 1. "Description of Business" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                              Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenue - The Company has not generated any revenue since its inception.

Operating Expenses - For the nine months ended September 30, 2000 the Company had operating expenses of $1,194,650, representing an $119,210 increase versus the same period last year. In the first two quarters the increase was related to the Company's research and product development expenditures (including fees paid for engineering, testing and new patent filings). In the third quarter additional expenditures were made for the tooling for injection molds to produce new products.

Net Loss - For the nine months ended September 30, 2000, the Company had a net loss of $1,178,434 versus a net loss of $993,359 for the nine months ended September 30, 1999 principally as a result the Company's increased operating expenses.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenue - The Company has not generated any revenue since its inception.

Operating Expenses - For the three months ended September 30, 2000 the Company had operating expenses of $334,333, representing an $45,665 decrease versus the same period last year. In the third quarter of 2000 the Company reduced professional fees and personnel and travel expenses.

Net Loss - For the three months ended September 30, 2000, the Company had a net loss of $331,047 versus a net loss of $371,133 for the three months ended September 30, 1999. The smaller loss was principally as a result of the Company's decreased operating expenses.

The Company has reported a loss from operations of $6,788,100 since inception.

                               Financial Condition

As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through September 30, 2000. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the first quarter of the fiscal year 2001, at which time, it may be in a position to generate revenue from sales of its products.

As of September 30, 2000, the Company had working capital of approximately $391,606. In the third quarter, the Company negotiated the terms of an additional equity investment by certain of its existing stockholders. The commitment from the existing stockholders will provide the Company with sufficient operating funds to continue operations through the first half of 2001. The Company's spending rate from January to August was approximately $150,000 per month. The Company anticipates that for the fourth quarter of 2000 the monthly spending rate will be approximately $115,000 per month.

The Company anticipates that it will require an additional $3 to $4 million in capital to finance its operations during the two-year period beginning in the fourth quarter of fiscal 2000. The majority of that funding would be for expenditures related to the development, sale and distribution of the Company's new product lines, as well as, new product development efforts. The Company expenditures would include capital expenditures for multi-cavity molds, steel dyes, raw materials and the cost to manufacture the products. Although the Company anticipates generating revenues in the first quarter of 2001, it continues to study alternatives under which the Company may raise additional funds.

PART II

 OTHER INFORMATION

Item 1. Legal Proceedings.

            None

Item 2. Changes in Securities and Use of Proceeds

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information.

Jay Rosen resigned as a Director of the Company effective July 28, 2000.

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


                                       INTERNATIONAL DISPENSING
                                       CORPORATION


Date: November 20, 2000                By: /s/ Gary Allanson
                                       -----------------------------------------
                                       Gary Allanson
                                       Chief Executive Officer & President
                                       (Principal Executive, Accounting and
                                       Financial Officer)