Form 10KSB
period 2000-12-31
INTERNATIONAL DISPENSING CORP
filed 2001-03-30
CIK 1016739

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2000
                          -----------------
                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from          to
                              ---------    ---------

                         Commission file number: 0-21489

                      INTERNATIONAL DISPENSING CORPORATION
                      ------------------------------------
                 (Name of Small Business Issuer in Its Charter)
             Delaware                                       13-3856324
---------------------------------                  -----------------------------
  (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


I-97 Business Park, 1111 Benfield Blvd., Suite 230,
              Millersville, Maryland                              21108
---------------------------------------------------         ----------------
    (Address or Principal Executive Offices)                    (Zip Code)

                                 (410) 729-0125
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section l2(b) of the Exchange Act:      None

Securities registered under Section l2(g) of the Exchange Act:
                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        The registrant did not have any revenues for the fiscal year ended December 31, 2000.

         The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock as of March 23, 2001 as reported on the National Association of Securities Dealers OTC Bulletin Board was approximately $5,025,000. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the registrant are affiliates of the registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   There were 9,728,396 shares of Common Stock outstanding as of March 23, 2001.

   Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

   Documents Incorporated by Reference:  None

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS BOTH HISTORICAL AND "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ANY SUCH "FORWARD-LOOKING" STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE, AND ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OR PERFORMANCE TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR FROM THE ANTICIPATED RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BECAUSE OF SUCH FACTORS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE ANTICIPATED RESULTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO: ECONOMIC CONDITIONS, GOVERNMENTAL REGULATIONS, TECHNOLOGICAL ADVANCES, PRICING AND COMPETITION, ACCEPTANCE BY THE MARKETPLACE OF NEW PRODUCTS, RETENTION OF KEY PERSONNEL, THE SUFFICIENCY OF FINANCIAL RESOURCES TO SUSTAIN AND EXPAND THE COMPANY'S OPERATIONS, AND OTHER FACTORS DESCRIBED IN THIS REPORT AND IN PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD NOT PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND SHOULD BE AWARE THAT EXCEPT AS MAY BE OTHERWISE LEGALLY REQUIRED OF THE COMPANY, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.


PRODUCTS AND TECHNOLOGIES

International Dispensing Corporation (the "Company"), designs and manufactures proprietary packaging and dispensing solutions for flowable foods, beverages, pharmaceuticals and non-food products. The Company's innovative packaging solutions are derived from two sources. First, the Company has licensed in perpetuity on a royalty-free basis a portfolio of patents relating to technology that can be used for food and beverage applications worldwide. Second, the Company has developed and filed for patent protection on three new technologies. The Company's new dispensing and packaging technologies are a Gravity Flow Valve ("GFV"), Fresh Flow System and Beverage Carafe. The Company is seeking to market its new technologies across the flowable food, beverage, pharmaceutical and non-food packaging and dispensing categories. The Company anticipates that the GFV and Beverage Carafe will generate revenues in the second half of 2001. The Company is also in the process of completing development of a portion control pump (the "Portion Control Pump") that is a derivative of the GFV. The Portion Control Pump is in the first phase of a three phase development cycle.

The Company's proprietary packaging solutions can be adapted to three distinct packaging platforms: flexible packaging, rigid packaging and fountain dispensing systems. These platforms deliver an array of products, including dairy, juice, coffee, tea, and non-carbonated beverage concentrates, pharmaceuticals and nonfood products. The Company was incorporated under the laws of Delaware in October 1995.

FLEXIBLE PACKAGING

Flexible packages typically use a plastic bag or pouch that may contain flowable foods or non-carbonated beverages, pharmaceuticals or nonfood products.

The GFV is a proprietary, disposable gravity flow valve that offers food, beverage and pharmaceutical products an aseptic (free from microorganisms), tamper-evident, dispensing solution. The GFV has been designed and manufactured to withstand 5 mega-rads of irradiation and temperatures of 280 degrees Fahrenheit in the steam sterilization process. The GFV has been designed to fit on either a flexible bag or pouch and provide a flowable food, beverage or pharmaceutical product with a tamper evident safety seal, closure and an aseptic dispensing mechanism. The GFV is unique because it can withstand the rigors of the aseptic filling process and once fitted to a bag or pouch will maintain the sterility of a commercially sterile or aseptic product contained in the bag or pouch.

The GFV is unique because it can be customized to meet an array of product specifications and applications. The GFV can be manufactured to provide an increased or decreased flow rate depending upon the product requirements. For example, for a milk or cream dispenser the GFV can be manufactured to deliver one ounce per second or for a juice dispenser the GFV can be customized to deliver three ounces per second. The GFV's components and materials were carefully selected to accommodate a wide range of filling and dispensing temperatures as well as FDA requirements. The GFV can be adapted to fit onto a variety of bags or pouches depending upon the customer's preference.

The GFV represents a major packaging innovation for the flexible packaging industry. This innovation will open new markets for makers of flexible bags and pouches. The Company's new GFV dispensing technology will enable non-preserved, aseptic and commercially sterile flowable foods and non-carbonated beverages to be safely dispensed from flexible bags and pouches. The GFV offers non-preserved products three packaging benefits: an aseptic closure; an aseptic dispensing system; and a tamper-evident closure. The GFV is designed with oxygen and bacteria barriers that maintain the quality standards of the product during the shipping, product handling and the dispensing phases of a product's life cycle. The GFV eliminates the need for secondary handling of food and beverage products, reduces the risk of product contamination and improves product yields.

Leading national and regional food, beverage and nonfood companies as well as leading flexible packaging and fitment companies are currently evaluating and testing the GFV. The Company anticipates that the GFV will generate revenue in the second half of 2001.

RIGID PACKAGING

Rigid packaging typically is constructed of a plastic material that holds non-carbonated beverages and flowable foods, including nacho cheese, salad dressings, yogurts, puddings, sauces and condiments. The Company is working to complete the development of the Portion Control Pump that would safely dispense flowable foods in predictable quantities from either a flexible or rigid package. The Portion Control Pump also helps maintain product freshness and is designed to work with the characteristics of specific products such as viscosity, particulate and portion size.

The Company has met with several major food and beverage manufacturers and expects to manufacture the Portion Control Pump in commercial quantities once a final contract is entered into with a customer for a specific product application.

DISPENSING SYSTEMS

The majority of non-carbonated beverages dispensing systems currently rely on peristaltic pumps to evacuate products from a plastic bag or pouch. (A peristaltic pump is either a mechanical or electrical positive displacement device that is embedded in a dispensing system.) The current technology limits the range of non-carbonated beverages that can be dispensed through a post-mix unit. The Company has developed an innovative technology called the Fresh Flow System that evacuates non-carbonated beverage concentrates from a plastic bag or pouch without using a peristaltic pump.

The Company's new technology expands the variety of non-carbonated beverages that can be dispensed by post-mix equipment. By utilizing the Fresh Flow System, a dispensing equipment manufacturer will have the opportunity to benefit from its exclusive sale to end users of flexible bags or pouches that incorporate the Fresh Flow System.

The Company is presently in discussions with leading beverage companies and mid-sized dispensing equipment manufacturers. To effectively commercialize the Fresh Flow System the Company must team with either a beverage Company and/or a dispensing equipment manufacturer.

BEVERAGE CARAFE

The Company is manufacturing a disposable Beverage Carafe that can safely transport up to 96 ounces of a hot or cold non-carbonated beverage and maintain the temperature of the beverage for up to 2.5 hours. According to the National Coffee Association, approximately 124 million cups of coffee are sold daily and approximately 75% of that beverage is served "away from home". The disposable Beverage Carafe allows consumers, food service providers and convenience outlets to safely transport 96 ounces of a hot or cold beverage (8 to 10 cups of coffee). The Company's Beverage Carafe package design is also under review by Non-Food Companies as a carrier for non-food applications such as anti-freeze, motor oil, transmission oil, pet food and windshield wiper fluid. The benefit of the Company's package design for non-food applications is the significant reduction in bulk waste versus current non-food packaging.

The Company is in discussions with potential customers that include specialty coffee retailers, food service providers, convenience outlet retailers, beverage companies and non-food companies. The Company anticipates that the Beverage Carafe will generate sales revenues in the second half of 2001.

MARKETING FOCUS

The Company has developed a three-pronged marketing strategy. The first dimension of the strategy is directed toward leading food, beverage and pharmaceutical companies. These marketing efforts are focused across three types of companies: national, international, as well as small to mid-sized regional companies. The Company is offering potential customers a packaging and dispensing innovation that will allow them to accelerate topline growth and expand market penetration of aseptic, commercially sterile or non-preserved products. The GFV will allow 100% juice beverages, aseptic dairy products, neutracuticals, and other non-preserved flowable foods and non-carbonated beverages to be dispensed from a flexible bag or pouch.

The second dimension of the strategy is directed toward leading food service companies and the restaurant industry. The food service and restaurant industry is demanding that food and beverage companies offer packaging and dispensing innovations that guarantee product quality and food safety across the supply chain. The GFV offers the food service and restaurant industry a turnkey aseptic, tamper evident dispensing solution.

The third dimension in the Company's strategy is a low cost, B2B e-commerce strategy that connects the Company to potential customers worldwide via the Internet. The Company has received permission and has linked the Company's web site (www.idcdispensing.com) with multiple packaging auction and packaging network web sites. Web sites such as Packaging Network.com, Packaging Strategies.com as well as other food, beverage, grocery, chemical and pharmaceutical web sites offer the Company the opportunity to post the Company's product specifications and capabilities. The Company believes that this low cost B2B e-commerce strategy has created awareness of the Company's products and capabilities worldwide.

The Company is also engaged in the direct selling and marketing of its products and technology to food, beverage, pharmaceutical and nonfood companies as well as selling to the food service and restaurant industry. The Company has participated in several Trade Shows in 2000 such as International Food & Beverage Expo, Packaging Expo, Wine Expo, International Beverage Expo, Convenience Outlet Show, Coffee & Specialty Retailers Expo, Cosmetic Expo, and Restaurant & Food Service Expo. The Company has shared booth space in 2000 with a leading packaging company and a dairy producer.

The Company believes that the increased emphasis placed by its potential customers on product quality and product safety in the distribution and dispensing process will present to the Company growing marketing opportunities. The Company's products and technology have the capability to offer customized, cost-effective dispensing solutions for flowable foods, non-carbonated beverages, pharmaceuticals and non-food products.

In 2000, more than half of every dollar spent on a food or beverage product was consumed "on the go" or "away from home". As the away from home consumption rate accelerates, food and beverage companies continue to source new technologies that will allow them to control product quality from the point of manufacture through the distribution process and service phase. The Company has met with leading food and beverage companies to discuss how to safely distribute and dispense their products using plastic bags and/or pouches. The Company is working to form alliances with these national and regional food and beverage companies to incorporate the Company's technologies into their filling processes.

The Company is also engaged in the direct selling and marketing of its products and technology to large and small, national and regional packaging and dispensing companies that specialize in flexible food and beverage packaging. Packaging and dispensing companies are looking for leading edge products and technologies that will provide them with product safety and product quality dispensing solutions that are cost-effective.

The Company's products are designed to be bundled with the current products and technologies of its potential packaging and dispensing customers in order to provide a fully integrated, turn-key solution to the food, beverage, pharmaceutical and nonfood industries. The Company is in the process of working with several packaging and dispensing companies to determine the best strategic fit. The benefit of forming strategic alliances with packaging and dispensing companies is the opportunity to deliver innovative, cost-effective solutions faster. The alliance will permit all participants to share technology, reduce costs and produce packaging solutions that deliver beyond the customers expectations.

With a non-disclosure and non-compete agreement in place, the Company is engaged in discussions with potential customers and potential strategic partners in order to adapt the Company's technologies to specific product requirements. Customers or strategic alliance partners may choose to take a more active role in adapting the Company's technologies to their specific product. In that case, a portion of the costs of adapting the technologies to a particular application may be borne by the customer or strategic alliance partners. The particular relationship between the customer and the Company will vary depending on each party's resources and needs. Therefore, in commercializing the technologies, the Company may use a variety of structuring and cost sharing alternatives.

COMPETITION AND TRENDS IN THE PACKAGING AND DISPENSING INDUSTRY

The Company's competitors are large, well financed, national and international manufacturers of alternative valves, pumps and dispensing systems for flowable foods, non-carbonated beverages, pharmaceuticals, cosmetics and nonfood products. Competing technologies are generally five to twenty years old and the market requirements have changed dramatically in the past 3 years. For example, in the flowable food and beverage industry, the market leaders developed dispensing valves that were not designed or manufactured to withstand 5.0 mega rads of irradiation or a 280 degree steam sterilization process. Competitors have invested millions in multi-cavity tooling and automated assembly equipment and those investments are geared to the current technologies.

The Company's major competitors include David S. Smith and Smurfit-Stone each of which the Company believes has greater capital resources than the Company.

PRODUCT DEVELOPMENT

The Company has significantly changed its approach to product development, manufacturing, and its testing methodology in the past two years. The first changes took place in fourth quarter of 1999 and continued to evolve through 2000. The Company has made a commitment to outsource it's engineering, testing and manufacturing capabilities in order to maintain low overhead costs.

The Company spent approximately $413,700 on research, testing and product development activities during fiscal 2000. The cost was associated with the development of the GFV, Beverage Carafe, Fresh Flow System and Portion Control Pump.

The Company plans to retain the services of a nationally and internationally recognized testing facility that is accredited by the FDA and NSF. The accredited testing laboratory will provide consulting services, testing and validation for the Company's development efforts.

EMPLOYEES

As of February 22, 2001, the Company employed two people, one as its Chief Executive Officer and one as an office manager. Both persons were employed on full-time basis.

BUSINESS CONSULTING TEAM

As of February 22, 2001, the Company has retained the business consulting services of several people: a Controller, Director Product Development, Director of Engineering, Microbiologist and a Director of Communications & Strategic Planning. The Company also retains the legal services of two law firms to oversee the Company's contracts, patents and licensing affairs.

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

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company developed three new products in 2000 and has filed applications for patent protection on such products. The three patent applications cover technologies that are outside of the RIC License Agreement. The Company's new products are the GFV, Beverage Carafe and Fresh Flow System. Once the final design and functional test are completed for the Portion Control Pump the Company also plans to file for patent protection on such product.

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

The following sets forth a summary of key patents.

1. A valve assembly for a container permitting the easy dispensing of fluid while preventing backflow of contaminants through the valve assembly into the container holding the remaining fluid. U.S. Patent No. Re. 34,243 (Expiration Date: July 11, 2006).

2. An enclosing sleeve for a one-way valve which presses an elastomeric sheath against the valve body to provide a seal between the sheath and the valve body. In addition, the sleeve can form a closure over the outlet end of the valve body protecting it from contamination or contact with contaminating surfaces. U.S. Patent No. 5,092,855 (Expiration Date: March 3, 2009)

3. An elastomeric sleeve stretched over the valve body with ring-shaped enlargements on each end forming "molded o-rings" in tight sealed contact to the valve body. U.S. Patent No. 5,305,783 (Expiration Date:
         April 26, 2011)

4. A fluid dispensing unit which includes a collapsible reservoir with a one-way valve at its outlet for directing flow into a metering chamber. The metering chamber has an outlet connected to another one-way valve, which prevents backflow of contaminants into the container after fluid is dispensed. Both the collapsible reservoir and the metering chamber can be completely collapsed to ensure that the dispensing unit is completely empty. U.S. Patent No. 5,279,447 (Expiration Date: January 18, 2011)

5. A disc shaped valve body enclosed circumferentially by an elastomeric membrane. Fluid flows through separate passageways between the circumferential edge of the valve body and the elastomeric membrane.U.S. Patent No. 5,279,330 (Expiration Date: January 18,
         2011)

6. A one-way valve assembly with a cover member, which encloses an expandable elastomer, sleeves and valves body and which presses the sleeve into fluid-tight contact with the valve body at two axially spaced locations. U.S. Patent No. 5,305,786 (Expiration Date: April 26, 2011)

7. A dispenser with two separate collapsible chambers, each holding a component or substance to be mixed before use with at least one component being in a flowable condition. A one-way valve permits flow of the flowable component into the other chamber and prevents any backflow, thereby providing the dispensing of a mixture having a short use lifetime where the components of the mixture are capable of being stored separately for an extended period. U.S. Patent No.
         5,353,961 (Expiration Date:  October 11, 2011)

8. An embodiment that replaces the tubular or disc shaped valve core with a flat valve platform more appropriate for higher speed and lower cost manufacturing. The elastomeric sheath can be executed as a flat sheet from roll stock. A housing component protects the sheath while providing the necessary sealing and resistance needed for successful functioning. U.S. Patent No. 5,613,517 (Expiration Date: March 25,
         2014)

9. A one-way vacuum actuated sheath valve with a flat elastic membrane held in tension over a convex valve platform under a conforming cover with inlet and outlet channels. The cover includes an expansion area on the cover surface adjacent to the membrane and between the inlet and outlet. Liquid flows through the valve when a vacuum draws it. The vacuum operates on both the flow path exit, but also above the membrane, lifting it to open the flow path. Discontinuance of the vacuum allows the membrane to seal the inlet and outlet, thus again preventing any flow between them. U.S. Patent No. 5,673,251 (Expiration Date: August 24, 2014)

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases approximately 3,825 square feet of space for its principal executive office at I-97 Business Park, 1111 Benfield Boulevard, Millersville, Maryland 21108. The term of the lease expires on September 30, 2005. The monthly rental on this property is currently approximately $5,419. On September 30, 2001 and annually thereafter the rent shall increase by 3%. Management believes that this facility is adequate for the Company's intended activities in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

In March 2000 Hirata Corporation and Hirata Corporation of America commenced a lawsuit against the Company in the United States District Court for the Southern District of Indiana alleging that the Company had conspired with and aided and abetted two other defendants in connection with certain violations of the Indiana Securities Act. The plaintiffs claimed that they had suffered losses as a result of investments made in the Company through the purchase of securities in the Company's initial public offering in 1996. On June 16, 2000 the Southern District Court of Indiana entered a default judgment against the Company.

In February 2001, the parties entered into a settlement agreement pursuant to which the Company paid the plaintiffs a nominal amount and the plaintiffs agreed to vacate the judgment, dismiss the lawsuit and not to sue the Company in the future with respect to the matters alleged in the lawsuit.

In or about January 2000, Nologies, Inc. ("Nologies"), a former consultant to the Company based in Hartford, Connecticut, commenced an arbitration proceeding against the Company before the American Arbitration Association in Hartford, Connecticut. Nologies sought an extension of time to exercise certain stock options granted to it (the exercise period had expired), $18,000 allegedly due for unpaid consulting fees, and approximately $10,300 in reimbursable expenses. Prior to the arbitration hearing, the parties reached a settlement in which the Company paid Nologies $20,000 in full settlement of all claims, including any claim for stock options.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the Company's fiscal year ended December 31, 2000, no matter was submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since the consummation of the Company's initial public offering on October 23, 1996 (the "IPO"), the Company's Common Stock has been traded and quoted under the symbol IDND on the OTC Bulletin Board. The following table sets forth the high and low bid prices for the Common Stock, as quoted on the OTC Bulletin Board, for the periods indicated. Quotations are inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                  High              Low
                                                  ----              ---
   Quarter ended March 31, 1999                   $1.00            $0.47

   Quarter ended June 30, 1999                    $0.63            $0.22

   Quarter ended September 30, 1999               $0.53            $0.25

   Quarter ended December 31, 1999                $1.13            $0.17

   Quarter ended March 31, 2000                   $1.25            $0.75

   Quarter ended June 30, 2000                    $0.91            $0.28

   Quarter ended September 30, 2000               $0.89            $0.19

   Quarter ended December 31, 2000                $0.83            $0.31


As of March 6, 2001, the Company had 61 holders of record of its Common Stock. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, it is unable to determine the actual number of beneficial owners.

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

The Company also has outstanding 3,241,668 Class A Warrants. Each Class A Warrant originally entitled the holder to purchase one share of Common Stock. The original price for the Common Stock which would be purchased upon exercise of a Class A Warrant was $7.00 per share. The exercise price and the number of shares of Common Stock which may be purchased upon exercise of a Class A Warrant have been adjusted from time to time pursuant to the anti-dilution provisions of the Class A Warrants. As of March 24, 2001 the exercise price was approximately $5.21 per share and each Class A Warrant entitled the holder thereof to purchase approximately 1.34 shares of Common Stock. The Class A Warrants may not be exercised after October 3, 2001. The Company has determined that it will not extend the exercise period beyond October 3, 2001.

RECENT SALES OF UNREGISTERED SECURITIES

On February 22, 2000, the Company sold an aggregate of 440 shares of the Company's Series B Redeemable Convertible Preferred Stock, par value $.001 per share ("Series B Stock"), for an aggregate purchase price of $880,000. The entire purchase price for the Series B Stock was paid for in cash. There were no underwriters with respect to this transaction. Each share of Series B Stock is convertible at the holder's option into approximately 8,700 shares of Common Stock of the Company, plus additional shares of Common Stock for accrued but unpaid dividends at the conversion rate of $.35 per share. The Company believes that the Series B Stock was issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On April 26, 2000, the Company issued to a consultant 100,000 shares of Common Stock for services rendered to the Company. The Company believes that the Common Stock was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On August 22, 2000 and December 1, 2000, the Company sold an aggregate of 350 shares of the Company's Series C Redeemable Convertible Preferred Stock, par value $.001 per share ("Series C Stock") and warrants to purchase an additional 400 shares of Series C Stock, for an aggregate purchase price of $700,000. The entire purchase price for the Series C Stock was paid for in cash. There were no underwriters with respect to these transactions. Each share of Series C Stock is convertible at the holder's option into approximately 6,670 shares of Common Stock of the Company, plus additional shares of Common Stock for accrued but unpaid dividends at the conversion rate of $.30 per share. The warrants entitle the holder to purchase Series C Stock for a price of $2,000 per share. The Company believes that the Series C Stock and warrants were issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 18, 2000 the Company issued to two consultants warrants to purchase 25,000 and 125,000 shares of Common Stock, respectively. The warrants are exercisable through December 31, 2008 at an exercise price of $.19 per share. The warrants were issued as compensation for services rendered to the Company by such consultants. The Company believes that the warrants were issued in transactions not involving public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on Page 15 and financial information included elsewhere in this report.

The Company designs and manufactures proprietary packaging and dispensing solutions for flowable foods, beverages, pharmaceuticals and non-food products. The Company's innovative packaging solutions are derived from two sources. First, the Company has licensed in perpetuity on a royalty-free basis a portfolio of patents relating to technology that can be used for food and beverage applications worldwide. Second, the Company has developed and filed for patent protection on three new technologies. The Company's new dispensing and packaging technologies are the GFV, Fresh Flow System and Beverage Carafe. The Company is seeking to market its new technologies across the flowable food, beverage, pharmaceutical and non-food packaging and dispensing categories. The Company anticipates that the GFV and Beverage Carafe will generate revenues in the second half of 2001. The Company is also in the process of completing development of a portion control pump (the "Portion Control Pump") that is a derivative of the GFV. The Portion Control Pump is in the first phase of a three-phase development cycle.

The Company is undertaking the formation of strategic alliances and/or direct license and/or supply agreements with major food and beverage companies, as well as, applicable equipment manufacturers, converters and injection molders that are currently generating substantial revenues from their existing markets.

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

RESULTS OF OPERATIONS

The Company has not generated any revenues to date and must be considered to be in the development stage. The activities of the Company since inception in October 10, 1995 have been primarily directed at formational activities, including the completion of initial capitalization, research and development and pre-production marketing.

The Company has engaged in on-going marketing discussions with a number of potential customers and strategic alliance partners potential licensors. In this regard, discussions have been conducted with major companies in Canada, Europe, Australia and the United States to explore sales and marketing opportunities.

For the twelve months ended December 31, 2000, the Company had operating expenses of $1,687,728 versus operating expenses of $1,747,754 for the twelve month period ended December 31, 1999. The decrease of $60,026 or 3% over the comparable period last year is primarily due to a decrease in headcount, decrease in operating expenses and a decrease in the Company's research and development expenditures due to the completion of the product development activities associated with the GFV and Beverage Carafe.

For the twelve months ended December 31, 2000, the Company had a net loss of $1,667,734 versus a net loss of $1,702,108 for the twelve months ended December 31, 1999. This decrease in net loss of $34,374, or 2% over the comparable period last year was due to decreased operating expenses in 2000.

From inception (October 10, 1995) to December 31, 2000, the Company has incurred a net loss from continuing and/or discontinued operations of $8,005,802. The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 2000 in excess of $12,005,802. Losses are continuing as efforts to market its products have yet to result in revenue.

FINANCIAL CONDITION

As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through December 31, 2000. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the third quarter of the fiscal year ending December 31, 2001 ("Fiscal 2001"), at which time, it may be in a position to generate revenue from sales of its products.

As of February 22, 2001, the Company had working capital of approximately $285,217 and anticipates that it will issue an additional $1,200,000 in preferred stock in a private placement to certain investors. The Company anticipates that during Fiscal 2001, the Company will be spending at an average rate of approximately $100,000 per month, which represents a $40,000, decrease per month in operating expenses compared to the fiscal year ended December 31, 2000.

The Company is currently studying alternatives under which the Company may raise additional funds. The Company expects that it will need an additional $3,000,000 to $4,000,000 for the two-year period commencing in the third quarter of Fiscal 2001. If the Company is not able to obtain additional funds on terms and conditions satisfactory to the Company, the Company will have to scale back its on-going product development and product commercialization activities. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to sell its new products (see Note 2 of Notes to Financial Statements).

ITEM 7.    FINANCIAL STATEMENTS.
         See the financial statements and notes related thereto.





                      INTERNATIONAL DISPENSING CORPORATION


TABLE OF CONTENTS                                                                      Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                14

FINANCIAL STATEMENTS:
    Balance Sheet as of December 31, 2000                                               15

    Statements of Operations for the Years Ended December 31, 2000 and 1999 and
       for the Period from Inception (October 10, 1995)
       Through December 31, 2000                                                        16

    Statements of Cash Flows for the Years Ended December 31, 2000 and 1999 and
       for the Period from Inception (October 10, 1995)
       Through December 31, 2000                                                        17

    Statements of Changes in Stockholders' Equity (Deficiency) for the
       Period from October 10, 1995 (Inception) Through December 31,
       1995 and for the Years Ended December 31,2000,1999, 1998, 1997 and 1996          19

NOTES TO FINANCIAL STATEMENTS                                                           21


         December 31, 2000 and 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders of
International Dispensing Corporation:

We have audited the accompanying balance sheet of International Dispensing Corporation (a Delaware corporation in the development stage) as of December 31, 2000, and the related statements of operations and cash flows for the years ended December 31, 2000 and 1999, and for the period from inception (October 10, 1995) through December 31, 2000, and the statements of stockholders' equity (deficiency) for the period from inception (October 10, 1995) through December 31, 1998, and for the years ended December 31, 2000 and 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Dispensing Corporation as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from inception (October 10, 1995) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Baltimore, Maryland
February 22, 2001




DSN:114866.1

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                                                                                           ASSETS


CURRENT ASSETS:
    Cash and cash equivalents .......................................................................... $  418,758
    Prepaid expenses ...................................................................................     31,342
                                                                                                         -----------
                 Total current assets..................................................................     450,100
                                                                                                         -----------

FIXED ASSETS:
    Office equipment ...................................................................................     75,000
     Production equipment for future use ................... ..........................................     397,427
                                                                                                         -----------
             Fixed assets, gross......................................................                      472,427
Accumulated depreciation..........................................................................          (17,447)
                                                                                                         -----------
                 Fixed assets, net .....................................................................    454,980
                                                                                                         -----------

OTHER ASSETS ...........................................................................................      3,447
                                                                                                         -----------
                 Total assets .......................................................................... $  908,527
                                                                                                         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accrued expenses ...................................................................................     130,527
                                                                                                         -----------
                 Total current liabilities.............................................................     130,527
                                                                                                         -----------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Preferred stock, $.001 par value; 2,000,000 shares authorized, 1,350 shares issued and outstanding .....................................................................2,971,601
    Common stock, $.001 par value; 40,000,000 shares authorized,
       9,666,668 shares issued and outstanding .........................................................      9,667
    Additional paid-in capital .........................................................................  9,692,585
    Warrants outstanding.....................................................................               109,949
    Deficit accumulated during the development stage ...............................                    (12,005,802)
                                                                                                        ------------
                 Total stockholders' equity ............................................................    778,000
                                                                                                        ------------
                 Total liabilities and stockholders' equity ............................................$    908,527
                                                                                                        ============

       The accompanying notes are an integral part of this balance sheet.

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                        AND FOR THE PERIOD FROM INCEPTION
                  (OCTOBER 10, 1995) THROUGH DECEMBER 31, 2000

                                                                                                   Period
                                                                                                  from Inception
                                                                                                  (October 10,
                                                                                                       1995)
                                                                      Years Ended December 31,  Through December 31,

                                                                          2000           1999          2000
                                                                         ------         ------        ------

REVENUES .......................................................... $        --      $      --     $      --
COSTS AND EXPENSES:
    General and administrative ...................................    1,675,228      1,740,163     7,244,631
    Depreciation and amortization ................................       12,500          7,591        36,547
                                                                      ----------     ----------    ----------
                 Total costs and expenses ..........................  1,687,728      1,747,754     7,281,178

                 Loss from operations .............................  (1,687,728)    (1,747,754)   (7,281,178)

INTEREST EXPENSE ...................................................         --             --       (66,665)

INTEREST AND OTHER INCOME ..............................                 19,994          45,646      435,968
                                                                      ----------     -----------   ----------
                Net loss before extraordinary loss and
                    discontinued operations .........................(1,667,734)     (1,702,108)  (6,911,875)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT ... .......................         --              --     (250,000)

LOSS FROM DISCONTINUED OPERATIONS .............. ..................          --              --     (843,927)
                                                                      ----------     -----------   ----------
                 Net loss ......................................     (1,667,734)     (1,702,108)  (8,005,802)

PREFERRED STOCK DIVIDENDS                                               271,601              --      271,601
                                                                      ----------     -----------   ----------
           Net loss available to common shareholders                $(1,939,335)    $(1,702,108) $(8,277,403)
                                                                      ==========     ===========   ==========
BASIC AND DILUTED LOSS PER COMMON SHARE
FROM CONTINUING OPERATIONS ...............                          $      (.20)    $      (.18)

BASIC AND DILUTED LOSS PER COMMON SHARE
FROM DISCONTINUED OPERATIONS .............                                 (.00)           (.00)
                                                                     -----------     -----------
BASIC AND DILUTED LOSS PER COMMON SHARE                             $      (.20)    $      (.18)
                                                                     ===========     ===========
BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING ............                                9,634,887        9,566,668
                                                                     ===========     ===========

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
     THE PERIOD FROM INCEPTION (OCTOBER 10, 1995) THROUGH DECEMBER 31, 2000

                                                                                                          Period from
                                                                                                           Inception
                                                                          Years Ended December 31,       (October 10,
                                                                          ------------------------       1995) Through
                                                                                                          December 31,
                                                                               2000          1999             2000
                                                                               ----          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................... $ (1,667,734)  $ (1,702,108)     $ (8,005,802)
    Deduct loss from discontinued operations ................               --                  --             843,927
                                                                         ------------   -------------     -------------
                 Net loss from continuing operations..........             (1,667,734)    (1,702,108)       (7,161,875)
    Adjustments to reconcile net loss to net cash used in
       operating activities-
          Depreciation and amortization ..........................             12,500           7,591           36,547
          Compensation from stock grants .........................                 --              --           25,279
          Noncash compensation .........................................      178,949          10,961          266,148
          Loss on retirement of debt ...................................           --              --          250,000
          Changes in operating assets and liabilities-
               Decrease (increase) in prepaid expenses ..............         (16,603)         28,806          (31,342)
               Decrease (increase) in other assets .....................       23,200           3,386           (3,447)
              (Decrease) increase in accounts payable .............          (175,801)        156,010               --
              (Decrease) increase in accrued expenses .....................    78,706         (20,685)         100,087
                                                                         ------------   --------------     ------------
                 Net cash used in continuing operations .......            (1,566,783)    (1,516,039)       (6,518,603)
          Net cash used in discontinued operations                                 --             --          (843,927)
                                                                         ------------   --------------     ------------
                 Net cash used in operating activities ..........          (1,566,783)    (1,516,039)       (7,362,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets ...........................................      (10,781)      (458,166)         (491,527)
    Purchase of license ................................................           --             --        (4,000,000)
                                                                         ------------   --------------     ------------
                 Net cash used in investing activities .........              (10,781)      (458,166)       (4,491,527)
                                                                         ------------   --------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock .............                 1,580,000      1,120,000         2,700,000
    Proceeds from private placement ................................               --             --         2,100,000
    Proceeds from issuance of convertible debt ..................                  --             --           150,000
    Repayment of promissory notes .....................................            --             --
(300,000)
    Repayment of bridge loans ..........................................           --             --
(1,050,000)
    Repayment of convertible debt ......................................           --             --
(100,000)
    Proceeds from initial public offering ..............................           --             --         8,772,815
                                                                         ------------    -------------     ------------
                 Net cash provided by financing activities ......           1,580,000      1,120,000        12,272,815
                                                                         ------------    -------------     ------------

Net increase (decrease) in cash and cash
                    equivalents ........................................        2,436       (854,205)          418,758



CASH AND CASH EQUIVALENTS, beginning of period                                416,322      1,270,527                --
                                                                         ------------    -------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                 $    418,758    $   416,322       $   418,758
                                                                         ============    =============     ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
       Cash paid for interest .....................................      $         --    $        --       $    66,665

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock ....................................        $         --    $        --       $     5,800




        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
                          THROUGH DECEMBER 31, 1995 AND
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996


                                                                                                                          Deficit
                                                                                                                         Accumulated
                                                       Preferred     Stock     Common   Stock    Additional              During the
                                                       ---------     ------    ------   ------   Paid-in     Warrants    Development
                                                        Shares       Amount    Shares   Amount   Capital     Outstanding    Stage
                                                       ---------     ------    ------   ------   -------     -----------    -----


BALANCE, October 10, 1995 (inception) ...................    --    $    --         --  $    --  $      --      $   --      $     --
  Issuance of common stock pursuant to License Agreement ..  --         --   2,900,000   2,900         --          --            --
  Issuance of common stock pursuant to Settlement Agreement  --         --   1,950,000   1,950         --          --            --
  Issuance of common stock to management ..................  --         --     950,000     950     76,238          --            --
  Purchase of License from Affiliate.......................  --         --          --      --                     --    (4,000,000)
  Issuance of common stock in private placement ...........  --         --      87,500      88     43,662          --            --
  Issuance of common stock rights in private placement ...   --         --          --      --    131,250          --            --
        Net loss ........................................... --         --          --      --         --          --      (249,795)
                                                         ---------   ------    -------  ------    -------    -----------    -------
BALANCE, December 31, 1995 ................................  --         --   5,887,500   5,888    251,150          --    (4,249,795)
  Issuance of common stock in private placement ..........   --         --     437,500     437    218,313          --            --
  Issuance of common stock rights in private placement ....  --         --          --      --    656,250          --            --
  Issuance of common stock to bridge lenders ..............  --         --   1,575,000   1,575     (1,575)         --            --
  Issuance of common stock in public offering, net of
     issuance costs of $1,227,193 ........................   --         --   1,666,668   1,667  8,771,148          --            --
     Net loss ............................................   --         --          --      --         --          --    (1,302,684)
                                                         ---------   ------    -------  ------    -------    -----------    -------


                                                                  Total
                                                              Stockholders'
                                                                  Equity
                                                               (Deficiency)
                                                               ------------


BALANCE, October 10, 1995 (inception) ...................      $        --
  Issuance of common stock pursuant to License Agreement ..          2,900
  Issuance of common stock pursuant to Settlement Agreement          1,950
  Issuance of common stock to management ..................         77,188
  Purchase of License from Affiliate.......................     (4,000,000)
  Issuance of common stock in private placement ...........         43,750
  Issuance of common stock rights in private placement ...         131,250
        Net loss ...........................................      (249,795)
                                                               ------------
BALANCE, December 31, 1995 ................................     (3,992,757)
  Issuance of common stock in private placement ..........         218,750
  Issuance of common stock rights in private placement ....        656,250
  Issuance of common stock to bridge lenders ..............             --
  Issuance of common stock in public offering, net of issuance
     costs of $1,227,193 .................................       8,772,815
     Net loss ............................................      (1,302,684)
                                                               ------------


                                                          Preferred   Stock     Common     Stock    Additional            During the
                                                          ---------   ------    ------     ------   Paid-in   Warrants   Development
                                                           Shares     Amount    Shares     Amount   Capital   Outstanding    Stage
                                                          ---------   ------    ------     ------   -------   -----------    -----
BALANCE, December 31, 1996 ...................................   --     --     9,566,668    9,567    9,895,286     --    (5,552,479)
  Net loss ...................................................   --     --       --           --       --          --    (1,145,091)
                                                              ------ -------   ---------  ---------- ---------   ------  -----------
BALANCE, December 31, 1997 ...................................   --     --     9,566,668    9,567    9,895,286     --    (6,697,570)
  Net loss ...................................................   --     --       --           --       --          --    (1,938,390)
                                                              ------ -------   ---------  ---------- ---------   ------  -----------

BALANCE, December 31, 1998 ...................................   --     --     9,566,668    9,567    9,895,286     --    (8,635,960)
  Issuance of preferred stock in private placement ...........  560 1,120,000    --           --       --          --       --
  Net loss ...................................................   --     --       --           --       --          --    (1,702,108)

                                                              ------ -------   ---------  ---------- ---------   ------  -----------
BALANCE, December 31, 1999 ...................................  560 1,120,000  9,566,668    9,567    9,895,286     --   (10,338,068)
                                                              ------ -------   ---------  ---------- ---------   ------  -----------
   Issuance of preferred stock in private placement             790 1,580,000    --           --       --          --       --
   Accrued and unpaid preferred stock dividends...              --    271,601    --           --      (271,601)    --       --
   Issuance of warrants to consultants                          --      --       --           --       --        109,949    --
   Issuance of common stock to consultants                      --      --       100,000      100       68,900     --       --
   Net loss ................................................... --      --       --           --       --          --    (1,667,734)
                                                             ------ -------   ---------  ---------- ---------   ------  -----------

BALANCE, December 31, 2000 ................................. 1,350 $2,971,601   9,666,668  $ 9,667 $9,692,585 $109,949 $(12,005,802)
                                                            ====== ========== ===========  ======= ========== ======== =============

                                                                       Total
                                                                   Stockholders'
                                                                      Equity
                                                                   (Deficiency)
                                                                    ------------
BALANCE, December 31, 1996 ...................................       4,352,374
  Net loss ...................................................      (1,145,091)
                                                                    ------------
BALANCE, December 31, 1997 ...................................       3,207,283
  Net loss ...................................................     (1,938,390)
                                                                    ------------

BALANCE, December 31, 1998 ...................................       1,268,893
  Issuance of preferred stock in private placement ...........       1,120,000
  Net loss ...................................................      (1,702,108)

                                                                    ------------
BALANCE, December 31, 1999 ...................................         686,785
                                                                    ------------
   Issuance of preferred stock in private placement                  1,580,000
   Accrued and unpaid preferred stock dividends...                         --
   Issuance of warrants to consultants                                 109,949
   Issuance of common stock to consultants                              69,000
   Net loss ...................................................     (1,667,734)
                                                                   ------------

BALANCE, December 31, 2000 .................................          $778,000


        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.       THE COMPANY AND ORGANIZATION

International Dispensing Corporation (the "Company") was incorporated in the State of Delaware in October 1995 and is in the development stage. The Company designs and manufactures proprietary packaging and dispensing solutions for flowable foods, beverages, pharmaceuticals and non-food products. The Company's packaging solutions are derived from two sources. First, the Company has licensed from ReSeal International Corporation ("RIC") in perpetuity on a royalty free basis, a portfolio of patents that can be used for food and beverage applications worldwide (the "Technologies"). Second, the Company has developed and filed for patent protection on three (3) new packaging technologies, a Gravity Flow Valve ("GFV"), Beverage Carafe and Fresh Flow System. These three proprietary technologies are exclusive to the Company and allow the Company to market its new aseptic technology across the flowable food, beverage, pharmaceutical and non-food packaging and dispensing categories.

The Company is subject to a number of risks including the Company's lack of prior operating history. The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development, regulatory approval, and market acceptance of existing and proposed products. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company. Also, in the event of bankruptcy of RIC, the status of the continuing obligations of the various parties to and under the License Agreement (Note 6) is unclear since a court in a bankruptcy proceeding may not enforce such continuing obligations.

2.       GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 2000, of approximately $12,005,802 (including RIC License Fee of $4 million, and a discontinued operation in China of $844,000, see Notes 5 and 6). From October 10, 1995 ("Inception") to December 31, 2000, the Company has incurred a net loss from continuing and discontinued operations of $8,005,802. Losses are continuing as efforts to market its products have yet to result in revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock (see Note 4 regarding IPO and Note 7 regarding preferred stock private placements).

Management's plans include a private placement of equity securities in 2001 to provide funding to allow it to continue its development of its new technology. In addition, management has taken certain steps and made significant management changes in an effort to reduce operating expenses of the Company. The Company believes that with the completion of certain products, scheduled for the first half of 2001, it will generate sales in the second half of 2001. The Company believes these steps will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in banks as well as highly liquid investments with original maturities of less than three months.

FIXED ASSETS

Furniture and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years. Depreciation expense for the years ended December 31, 2000 and 1999 and for the period from inception to December 31, 2000 was $12,500, $7,591, and $36,547, respectively. Fixed assets in development were valued at $397,427 at December 31, 2000. Accordingly, no depreciation expense has been recorded related to these assets.

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

NET LOSS PER SHARE

The Company presents "per share" data in accordance with SFAS No. 128, "Earnings per Share," which requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of shares of common stock outstanding during the year. Diluted Earnings per Share is based on the average number of shares of common stock outstanding during the year plus the common stock equivalents related to preferred stock, outstanding stock options and deferred contingent common stock awards. There were no common stock equivalents outstanding at December 31, 2000 and 1999, that would have a dilutive effect on earnings for those years.

USE OF ESTIMATES

The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

STOCK OPTIONS

In 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS No. 123, is disclosed in Note 14.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, prepaid expenses, and accrued expenses. In management's opinion, the carrying amounts of these financial instruments approximated their fair valve at December 31, 2000.

RECLASSIFICATIONS

Certain reclassifications have been made to 1999 amounts to conform with the 2000 presentation.

4.  INITIAL PUBLIC OFFERING

In October 1996, the Company sold, in an initial public offering (the "IPO"), 833,334 units (the "Units"), each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 commencing October 3, 1997, and expiring October 3, 2001. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998, if certain conditions are met. The net proceeds which the Company received from the offering amounted to approximately $8,800,000. As of December 31, 2000, none of the warrants have been redeemed or exercised.

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

7.  PRIVATE PLACEMENTS

PREFERRED STOCK

During 1999, the Company designated 2,000 shares of the authorized Preferred Stock as Series A Redeemable Convertible Preferred Stock (the "Series A") and entered into a Preferred Stock Subscription Agreement (the "Subscription Agreement") with certain Directors of the Company and a third party (collectively, the "Series A Investors"). The Series A accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and are payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series A, at the discretion of the Company. Each share of Series A is convertible any time at the holder's option into approximately 9,100 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.22 per share. Each share of Series A is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series A carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Subscription Agreement, the Series A Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. Through December 31, 1999, the Series A Investors purchased 560 shares of Series A, resulting in total net proceeds to the Company of $1,120,000.

During 2000, the Company designated 1,500 shares of the authorized Preferred Stock as Series B Redeemable Convertible Preferred Stock (the "Series B") and entered into an amendment to the Subscription Agreement (the "Series B Amendment") with the Series A Investors and one new investor (collectively, the "Series B Investors"). Series B accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series B, at the discretion of the Company. Each share of Series B is convertible at the holder's option into approximately 5,700 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.35 per share. Each share of Series B is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. Series B carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series B Amendment, the Series B Investors purchased 440 shares of Series B instead of the remaining 440 shares of unsubscribed Series A. The purchase of Series B resulted in total net proceeds to the Company of $880,000.

Also during 2000, the Company designated 2,000 shares of the authorized Preferred Stock as Series C Redeemable Convertible Preferred Stock (the "Series C") and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain of the Series B Investors (the "Series C Investors"). Series C accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series C, at the discretion of the Company. Each share of Series C is convertible at the holder's option into approximately 6,670 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.30 per share. Each share of Series C is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series C carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series C Subscription Agreement, Series C Investors purchased 350 shares of Series C and warrants for an additional 400 shares of Series C at a price of $2,000 per share. As of December 31, 2000, 200 warrants have expired with the remaining warrants expiring on January 20, 2001. The purchase of Series C resulted in total net proceeds to the Company of approximately $700,000 at December 31, 2000.

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


8.  SETTLEMENT AGREEMENT

In October 1995, in connection with a settlement of actions and claims against certain affiliates of RIC, the Company agreed to issue (i) 2,900,000 shares of common stock to RIC as partial compensation under the License Agreement, (ii) an aggregate of 1,500,000 shares of common stock (the "Investor Shares") to certain investors in RILP, and (iii) an aggregate of 450,000 shares of common stock (the "Service Shares") to certain individuals for services rendered equal to the par value of such shares. Of the Investor Shares issued, 552,000 were issued to individuals who are now members of the board of directors and, of the Service Shares issued, 161,000 were issued to former members of management and the board of directors.

Pursuant to such settlement, the holders of the Investor Shares may require the Company to file a Registration Statement under the Securities Act of 1933 ( Securities Act) with respect to 25% of such shares of common stock, commencing one year from the effective date of the Company's IPO (Note 4), subject to certain conditions and limitations. Further, if the Company proposes to register any shares of common stock under the Securities Act other than pursuant to an initial public offering or the previous sentence, then the holders of the Investor Shares are entitled to include an additional 25% of their shares of common stock in such registration.

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

On April 15, 1996, the Portenoy Note came due and was paid by the Company. On June 28, 1996, in accordance with an agreement with the Company, the holder of the ATG Note, which would have come due on December 20, 1996, and contained the right to convert into 1,200,000 shares of common stock, agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay the holder $300,000. The amounts owed by the Company to the holders of the Convertible Notes were paid out of the proceeds of the IPO. The Company recorded an extraordinary loss on retirement of debt of $250,000 during the year ended December 31, 1996.

10.  MANAGEMENT SHARES

In 1995, the Company issued an aggregate of 950,000 shares to management as compensation for services rendered in incorporating the Company. Such shares were issued at fair market value of the Company's common stock, which was determined based upon the fair market value of the private placement shares (Note 7) and the Convertible Notes. The statement of operations for the period from inception through December 31, 2000 reflects approximately $76,000 of compensation expense related to such shares.

11.  RELATED PARTY TRANSACTIONS

Until June 1997, the Company shared office space with certain affiliated companies, including RIC and RILP. The Company also paid certain operating expenses, including compensation of key personnel, on behalf of RIC and RILP. The Company was reimbursed for these expenses as an offset against the liability related to the License Agreement (Note 6) in the Company's balance sheet as of December 31, 1996. Beginning in May 1997, the Company began paying substantially all costs of obtaining and maintaining patents, a cost, which was to be shared equally by the Company and RIC, according to the Agreement. Until the Company is reimbursed by RIC for 100% of these costs, RIC cannot utilize the patents for any purpose. If RIC does not reimburse the Company within one year from the date each payment was made, RIC must negotiate a fee with the Company for the use of such patents for any purpose.

As of December 31, 2000, the Company has a receivable due from RIC related to operating expenses and patent costs in the amount of $131,311, which has been fully reserved due to the inability of RIC to reimburse the Company in the foreseeable future.

During the year ended December 31, 1997, the Company paid consulting fees to members of management in the aggregate amount of $73,000. Subsequent to December 31, 1997, no such fees were paid.

12.  INCOME TAXES

As a result of losses incurred since inception, there is no provision for income taxes in the accompanying financial statements. As of December 31, 2000, the Company has net deferred tax assets of approximately $3.2 million, which consists substantially of net operations losses. The Company has established a full valuation allowance against its net deferred tax assets as the Company's ability to realize such assets is predicated upon the Company achieving profitability. In addition, the use of net operating loss carry forwards may be limited as a result of ownership changes resulting from share issuances.

13.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leased office space in New York under a noncancellable operating lease, which expired on February 29, 2000. During December 1999, the Company entered into a lease for office space in Maryland beginning March 16, 2000 through September 30, 2005. Rental expenses were $45,310 and $26,875 for the years ended December 31, 2000 and 1999, respectively. Minimum future rental payments under this lease are as follows:


                                       Minimum
 Year ending December 31:              Payment

                    2001             $  65,025
                    2002                66,976
                    2003                68,985
                    2004                71,055
                    2005                73,186
                                      --------
       Total minimum lease payments  $ 345,227
                                      ========


EMPLOYMENT AGREEMENT - GARY ALLANSON


The Company and Mr. Allanson have entered into an employment agreement, dated March 15, 1999, which expires on March 14, 2001 (the "Allanson Employment Agreement"). During 2000, the Company's board of directors extended Mr. Allanson's contract through March 14, 2002. Pursuant to the Allanson Employment Agreement, Mr. Allanson serves as the President and Chief Executive Officer of the Company and receives an annual salary of $240,000. In addition, if Mr. Allanson is insurable, the Company is obligated to pay the premium on a $1,000,000 term life insurance policy, to which Mr. Allanson will designate the beneficiary. Under the Allanson Employment Agreement, Mr. Allanson is also entitled to customary benefits and perquisites.

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

EMPLOYMENT AGREEMENT - JON SILVERMAN

The Company had an employment agreement with its former Chief Executive Officer, Jon Silverman. Terms of the agreement, among other things, provided for the granting of 100,000 shares of stock options. As a result of Mr. Silverman's resignation from the Company on June 30, 1999, options to purchase an aggregate of 33,333 shares were cancelled and options to purchase 66,667 shares remain outstanding and exercisable. These remaining options are exercisable through December 31, 2004.

14.      Legal Proceedings

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

In March 2000 Hirata Corporation and Hirata Corporation of America commenced a lawsuit against the Company in the United States District court for the Southern District of Indiana alleging that the Company had conspired with and aided and abetted two other defendants in connection with certain violations of the Indiana Securities Act. The plaintiffs claimed that they had suffered losses as a result of investments made in the Company through the purchase of securities in the Company's initial public offering in 1996. On June 16, 2000 the Southern District court of Indiana entered a default judgment against the Company.

In February 2001, the parties entered into a settlement agreement pursuant to which the Company paid the plaintiffs agreed to vacate the judgment, dismiss the lawsuit and not to sue the company in the future with respect to the matters alleged in the lawsuit.

15.      STOCK COMPENSATION

STOCK OPTIONS

The Company has two stock option plans (the "Plans") effective as of April 2, 1998. The 1998 Stock Option Plan (the "Participant Plan") provides for the granting of stock options to key employees, consultants or other persons ("Participants"). The objective of this Plan includes attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of the Company by providing Participants the opportunity to acquire common stock. The Plan provides for the granting of both options that will qualify as "incentive stock options" and options that are non-qualified stock options. The objectives of the second plan, The Director Option Plan ("the Director Plan") is to attract and retain the best available personnel for service as outside directors of the Company, as well as to provide additional incentive to the outside directors of the Company to serve as directors and to encourage their continued service on the Board. On June 18, 1999, the Board of Directors approved an increase in shares reserved for grant under the Participant Plan and Director Plan up to 850,000 and 450,000 shares, respectively. On September 11, 2000 the Board of Directors approved an increase in the number of shares reserved for grant under the Participant Plan to 2,500,000. Under both of the Plans, the exercise price of the shares granted shall be 100% of the fair market value per share on the date of grant of the option. Options expire on such date as the Board of Directors or the Committee may determine, but in no event later than ten years after the grant date.

During 2000, the Company granted 1,580,000 incentive stock options to two employees under the Participant Plan. Of these options, 360,000 vested immediately, 740,000 vest on February 1, 2001 upon stockholder approval of the increase in the number of shares reserved for grant under the Participant Plan, 40,000 will vest on August 18, 2001 and the remaining 440,000 will vest on January 1, 2002. In addition, during 2000 the Company granted 45,000 non-qualified options to three outside directors under the Director Plan.

During 1999, the Company granted 400,000 nonqualified options to an employee under the Participant Plan. Of these options, 300,000 vested immediately with the remaining 100,000 vesting on June 30, 2000. In addition, during 1999 the Company granted 60,000 non-qualified options to three outside directors under the Director Plan.

In addition, during 1999, the Company granted 50,000 non-plan options to a Director of the Company. These options vested immediately at an exercise price of $1.25, which equaled the fair market value on the date of grant.

During 1998, the Company issued 16,666 non-plan options to a former employee of the Company as part of a severance agreement and 15,000 non-plan options to a Director of the Company. These options vested immediately at an exercise price of $1.595, which equaled fair market value on the date of grant.

No compensation expense has been recognized during 2000, 1999 or 1998 for these options as all grants were made at fair value as the exercise price equaled the fair market value on the date of the grant.


The status of the Company's stock option plans is summarized below as of December 31, 2000:


                                                           Weighted
                                             Number of      Average
                                               Shares        Price

  Outstanding at December 31, 1997                  -        $    -
      Granted                                  295,000         1.595
                                            ----------     ---------
  Outstanding at December 31, 1998             295,000         1.595
      Granted                                  460,000          .633
      Exercised                                     -             -
      Cancelled                               (88,333)         1.618
                                            ----------     ---------
  Outstanding at December 31, 1999             666,667       $  .891
      Granted                                1,625,000          .197
      Exercised                                   -              -
      Cancelled                               (56,667)         1.607

                                            ----------     ---------
Outstanding at December 31, 2000             2,235,000          .391

                                            ==========     =========

As of December 31, 2000, 1,195,335 options were vested and exercisable. The weighted average exercise price of these options was $.333.

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

                                                               Cumulative from
                                                               Inception
                                                               (October 10,
                                                               1995) through
                       December 31, 2000   December 31, 1999   December 31, 2000
                       -----------------   -----------------   -----------------
   Net loss:
       As reported       $   1,667,734        $   1,702,108        $ 8,005,802
       Pro forma             1,841,404           1, 912,591        $ 8,389,955
   Loss per share:
       As reported                (.20)                (.18)
       Pro Forma                  (.22)                (.20)


The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted share average assumptions used:


                                                     2000          1999
                                                     ------------------
Risk free interest rate                              5.7%          5.5%
Expected life                                        5 years       5 years
Expected volatility                                  134%          139%
Expected dividend yield                              0%            0%

The weighted average fair value of options granted during 2000 and 1999 were $0.37 and 0.86 respectively. The following table provides further information on options granted:

                                                              Weighted Average
                                                                 Remaining
               Range of Exercise Price      Shares            Contractual Life
               -----------------------      ------            ----------------
                        0.187               1,580,000               7.85
                    0.312-0.5                 250,000               7.80
                  1.015-1.595                 450,000               5.05


STOCK COMPENSATION FOR SERVICES

During 2000, the Company issued two consultants warrants to purchase 25,000 and 125,000 shares of common stock. The warrants are exercisable through December 2008 at an exercise price of $.19 per share. The warrants were issued as compensation for services rendered to the Company by such consultants. Total expense related to the issuance of the warrants amounted to $109,949 and was valued using the Black-Scholes pricing model and is recorded in general and administrative expenses and warrants outstanding.

Also during 2000, the Company issued 100,000 shares of common stock to a consultant as compensation for services rendered to the Company. Such shares were issued at the fair market value of the Company's common stock, which was determined based on the quoted market price of the stock on the date of issuance. Total expense related to the issuance of these shares amounted to $69,000 and is recorded in general and administrative expenses.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

             As of March 29, 2001, the executive officers and directors of the Company are as follows:

                Name                    Age            Position(s)
                ----                    ---            -----------

         Gary Allanson                  48             Chairman, President and
                                                       Chief Executive Officer
         George V. Kriste               53                Director
         Gregory B. Abbott              50                Director
         Frank Carillo                  45                Director

        Gary Allanson has served as the President and Chief Executive Officer of the Company since March 15, 1999. Prior to joining the Company, Mr. Allanson was National Retail Sales Manager with Arnott's Biscuit, Ltd. In Sydney, Australia from May 1997 to March 1999 and a member of Arnott's Board of Directors in New Zealand. Arnott's Biscuit, Ltd. is the largest manufacturer and marketer of biscuits, crackers and salty snacks in the Asia Pacific Region. Arnott's became a wholly owned subsidiary of the Campbell Soup Company in December 1997. Prior to Arnott's, Mr. Allanson was Director of Bakery sales at Pepperidge Farm, Inc. Norwalk, Connecticut from April 1996 to May 1997 (Pepperidge Farm, Inc. is a wholly owned subsidiary of the Campbell Soup Company). Mr. Allanson worked in the electronics and aerospace industry from October 1992 to April 1996 prior to Joining Campbell Soup. Mr. Allanson started his business career with the Pepsi-Cola Company in 1977 and spent the next 15 years in senior marketing, strategic planning, operation, sales, and product development assignments. Mr. Allanson completed his career with Pepsi-Cola as Vice-President & General Manager in Washington, D.C. Mr. Allanson is a graduate of Bowling Green State University, Bowling Green, OH and Harvard University, Cambridge, MA.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, no persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act for any transactions occurring during Fiscal 2000, except that Reed Slatkin failed to timely file an Initial Statement of Beneficial Ownership on Form 3 reporting beneficial ownership of more than 10% of the Company's outstanding common stock, Gary Allanson failed to timely file Statements of Changes in Beneficial Ownership on Form 4 to report purchases of common stock in August and September, 2000 and Gregory Abbott failed to timely file a Form 4 to report a purchase in August 2000 of preferred stock convertible into common stock. All of such forms were subsequently filed.


ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth for the three (3) fiscal years ended December 31, 2000, information concerning the compensation paid or accrued to the Chief Executive Officer of the Company. No other employee, including any executive officer of the Company, received from the Company a salary and bonus for fiscal 2000 which exceeded $100,000.


                                                 Annual Compensation                          Long-Term Compensation
---------------------------------------- ------------------------------------------- -----------------------------------------------

Name and Principal Position   Fiscal     Salary         Bonus     Other Annual       Restricted      Securities      All Other
                              year       ($)            ($)       Compensation       Stock           Underlying      Compensation
                                                                  ($)(1)             Award($)        Options (#)     ($) (2)

Gary Allanson                 2000       $240,000       -         -                  -               1,500,000       $1,285
Chairman, CEO and President   1999       $190,000       -         -                  -               400,000         $1,285
                              1998       $      -       -         -                  -               -               -


-----------------------------
(1) The aggregate amount of perquisites and other personal benefits paid to Mr. Allanson did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus for any given fiscal year and (ii) $50,000. Thus, such amounts are not reflected in the table.

(2) Represents the premium paid on $1,000,000 term life insurance policies as to which Mr. Allanson may designate the beneficiary.

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2000

The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 2000 pursuant to the 1998 Option Plan to the executive officer listed in the Summary Compensation Table.

----------------------- --------------------------- ----------------------------- ------------- -------------------
         Name           Number of Securities        Percent Of Total Options      Exercise Or   Expiration Date
                        Underlying Options          Granted to Employees In       Base Price
                        Granted (#)                 Fiscal Year                   ($/Sh)
----------------------- --------------------------- ----------------------------- ------------- -------------------

Gary Allanson           1,500,000 (1)                95%                          $.187         August 17, 2008
----------------------- --------------------------- ----------------------------- ------------- -------------------


(1) The terms of grant of such options provided that options to purchase 320,000 shares become exercisable on August 18, 2000; options to purchase 210,000 shares become exercisable upon ratification by the stockholders of an amendment to the 1998 Option Plan increasing the shares reserved for issuance under the 1998 Option Plan from 850,000 to 2,500,000 (the "Plan Amendment"); options to purchase 530,000 shares became exercisable on January 1, 2001 and options to purchase 440,000 shares become exercisable on January 1, 2002. The Plan Amendment was approved by the stockholders on February 1, 2001.


AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2000 AND FISCAL YEAR END OPTION VALUES

The executive officer listed in the Summary Compensation Table did not exercise any option during the fiscal year ended December 31, 2000. The following table sets forth certain information with respect to options to purchase Common Stock held by the foregoing executive officer on December 31, 2000.

----------------------- --------------------------------------- ------------------------------------------------------
Name                    Number of Securities Underlying         Value of Unexercised In-The-Money
                        Unexercised Options on 12/31/00 (#)     Options on 12/31/00 ($)
                        Exercisable/Unexercisable               Exercisable/Unexercisable (1)
----------------------- --------------------------------------- ------------------------------------------------------
Gary Allanson           720,000/1,180,000                       $40,000/$147,500
----------------------- --------------------------------------- ------------------------------------------------------

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

Under the Allanson Employment Agreement, if Mr. Allanson's employment is terminated for disability, for cause or upon his death, Mr. Allanson or his estate will receive his base salary and other benefits through the date of termination. If Mr. Allanson voluntarily terminates his employment with the Company for "good reason" (defined in the Allanson

---------------------------------
(1) The closing prices of the Common Stock on December 31, 2000 on the OTC Bulletin Board was $.312. Of the options held by Mr. Allanson, 400,000 currently exercisable options had execrcise prices of $.655 and the remaining 1,500,000 options (including 320,000 currently exercisable options) had exercise prices of $.187.

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



Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Company regarding beneficial ownership of shares of the Common Stock as of March 16, 2001 for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

             Name and Address of Beneficial Owner            Number of Shares       Percent of Class (1)
             ------------------------------------            ----------------       ----------------

        Gregory Abbott                                         4,339,398(2)                 33.4%
        1200 Kessler Drive
        Aspen, CO 81611

        Louis A. Simpson                                       3,264,475(3)                 25.7%
        5951 La Sendita
        P.O. Box 1943
        Rancho Santa Fe, California 92067

        George Kriste                                          2,092,381(4)                 18.1%
        20643 Seabord Road
        Malibu, California 90265

        George Abbott                                          2,022,975(5)                 17.3%
        1285 South Ocean Boulevard
        Palm Beach, Florida 33480

        Gary Allanson                                          1,835,409(6)                 16.0%
        1111 Benfield Boulevard, Suite 230
        Millersville, Maryland 21108

        Reed Slatkin                                          1,490,475 (7)
        890 North Kellogg Avenue                                                            13.3%
        Santa Barbara, California 93111



        Jon Silverman                                           666,667(8)                  6.8%
        6 International Drive, Suite 160
        Rye Brook, New York 10573

        Frank Carillo                                           21,667(9)                     *
        570 Grand Avenue
        Englewood, New Jersey 07631


        All directors and executive officers as a             8,288,855(10)                 50.1%
        group (4 persons)


----------------------------------------------
*                 Less than 1%.

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


(2) Includes 3,190,475 shares of Common Stock issuable upon conversion of Preferred Stock (including 50 shares of Series C Stock which may be acquired upon exercise of currently exercisable warrants) and 60,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 40,000 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(3) Includes 2,940,475 shares of Common Stock issuable upon conversion of Preferred Stock (including 50 shares of Series C Stock which may be acquired upon exercise of currently exercisable warrants).

(4) Includes 1,752,381 shares of Common Stock issuable upon conversion of Preferred Stock and 60,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 40,000 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(5) Includes 1,940,475 shares of Common Stock issuable upon conversion of Preferred Stock (including 50 shares of Series C Stock, which may be acquired upon exercise of currently exercisable warrants).

(6) Includes 1,460,000 shares of Common Stock issuable upon exercise of currently exercisable options, 290,909 shares of Common Stock issuable upon conversion of Preferred Stock, 25,000 shares of Common Stock owned jointly with Mr. Allanson's wife, 37,000 shares of Common Stock owned in an IRA account for Mr. Allanson's benefit and 22,500 shares of Common Stock owned in an IRA account for the benefit of Mr. Allanson's wife. Does not include an aggregate of 440,000 shares of Common Stock subject to options, which are not currently exercisable.

(7) Includes 1,490,475 shares of Common Stock issuable upon conversion of Preferred Stock (including 50 shares of Series C Stock which may be acquired upon exercise of currently exercisable warrants).

(8) Includes 66,667 shares of Common Stock issuable upon exercise of options.


(9) Includes 10,000 shares of Common Stock owned of record by Mr. Carillo's wife. Also includes 1,667 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 8,333 shares of Common Stock subject to options, which will not become exercisable within 60 days of the date hereof.

(10) Includes an aggregate of 5,233,765 shares of Common Stock issuable upon conversion of Preferred Stock and an aggregate of 1,581,667 shares of Common Stock issuable upon exercise of currently exercisable stock options.


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

On August 22, 2000 certain persons, including Messrs. Kriste and Abbott, purchased from the Company an aggregate of 200 shares of the Company's Series C Redeemable Convertible Preferred Stock ("Series C Stock") for $2,000 per share. On December 1, 2000 certain persons, including Mr. Abbott, purchased an additional 200 shares of Series C Stock for $2,000 per share. The aggregate number of shares of Series C Stock purchased by each of Messrs. Kriste and Abbott are set forth below:


                                Total Shares
                                 of Series B                    Total
       Name                    Stock Purchased              Purchase Price
       ----                    ---------------              --------------

     George Kriste                   40                        $80,000
     Gregory Abbott                  90                       $180,000

The proceeds of the sale of the Series A Stock, Series B Stock and Series C Stock (collectively, the "Preferred Stock") are being used by the Company for working capital.

The holders of Preferred Stock are entitled to receive cumulative dividends at the rate of 12% per year. In the discretion of the Company, the dividends may be paid in cash, in additional shares of Series A Stock, Series B Stock or Series C Stock, as the case may be, or any combination of the foregoing.

The holders of Series A Stock may convert the Series A Stock into Common Stock initially at the rate of one share of Common Stock for each $.22 of liquidation value of the Series A Stock. The holders of Series B Stock may convert the

Series B Stock into Common Stock initially at the rate of one share of Common Stock for each $.35 of liquidation value of the Series B Stock. The holders of Series C Stock may convert the Series C Stock into Common Stock initially at the rate of one share of Common Stock for each $.30 of liquidation value of the Series C Stock. The conversion rates of the Preferred Stock are subject to adjustment in certain circumstances.

The holders of Series A Stock, voting as a separate class, are entitled to elect one director of the Company. In addition, the holders of Preferred Stock are entitled to vote on all matters (including elections of directors) together with the holders of the Common Stock with each share of Preferred Stock having the number of votes equal to the number of whole and fractional shares of Common Stock into which such share is then convertible (as of March 24, 2001, each share of Series A Stock would have 9,090.9 votes, each share of Series B Stock would have 5,714.3 votes and each share of Series C Stock would have 6.666.7 votes).

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

      3.4 Certificate of Designation of Series A Redeemable Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "1999 10-KSB")).

      3.5 Certificate of Designation of Series B Redeemable Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.5 to the 1999 10-KSB).

      3.6 By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.3 to the Form SB-2).

      3.7 Certificate of Designation of Series C Redeemable Convertible Preferred Stock of the Company.*

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

      10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the 1999 10-KSB).

      10.8 Amended and Restated 1998 Stock Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on January 4, 2001 in connection with the Annual Meeting of Stockholders of the Company held on February 1, 2001).

      10.9 Amended and Restated Director Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on May 12, 1999 in connection with the Annual Meeting of Stockholders held on June 18, 1999).

      10.10 Preferred Stock Subscription Agreement dated as of September 23, 1999 between the Company, Gregory Abbott, George V. Kriste ("Kriste"), Louis Simpson ("Simpson") and Gary Allanson ("Allanson") (incorporated by reference to Exhibit 10.10 to the 1999 10-KSB).

      10.11 Amendment No. 1, dated as of October 25, 1999 to Preferred Stock Subscription Agreement among the Company, Gregory Abbott, Kriste, Simpson and Allanson (incorporated by reference to Exhibit 10.11 to the 1999 10-KSB).

      10.12 Amendment No. 2, dated as of December 15, 1999 to Preferred Stock Subscription Agreement among the Company, Gregory Abbott, Kriste, Simpson, Allanson and George Abbott (incorporated by reference to Exhibit 10.12 to the 1999 10-KSB).

      10.13 Amendment No. 3, dated as of February 22, 2000 to Preferred Stock Subscription Agreement among the Company, Gregory Abbott, Kriste, Simpson, Allanson, George Abbott and Reed Slatkin ("Slatkin") (incorporated by reference to Exhibit 10.13 to the 1999 10-KSB).

      10.14 Preferred Stock Subscription Agreement dated as of August 15, 2000 among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin.*

      10.15 Amendment No. 1 dated December 1, 2000 to Preferred Stock Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin.*

----------------------------

* Filed herewith

REPORTS ON FORM 8-K

                  No Form 8-K was filed by the Company within the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2001                  INTERNATIONAL DISPENSING
                                                CORPORATION



                                        By:/s/ Gary Allanson
                                           -------------------------
                                           Gary Allanson
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                       Title                                 Date
---------                       -----                                 ----

                           Chairman, President and Chief
/s/ Gary Allanson          Executive Officer                      March 29, 2001
---------------------      (Principal Executive
Gary Allanson              Officer, Principal Financial Officer
                           and Principal Accounting Officer)



/s/ Gregory Abbott         Director                               March 29, 2001
---------------------
Gregory Abbott


/s/ George Kriste          Director                               March 29, 2001
---------------------
George Kriste


/s/ Frank Carillo          Secretary and Director                 March 29, 2001
---------------------
Frank Carillo

                      INTERNATIONAL DISPENSING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                 EXHIBITS INDEX

                             DESCRIPTION OF EXHIBITS
                             -----------------------

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

        3.4 Certificate of Designation of Series A Redeemable Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "1999 10-KSB")).

        3.5 Certificate of Designation of Series B Redeemable Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.5 to the 1999 10-KSB).


        3.6 By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.3 to the Form SB-2).

        3.7 Certificate of Designation of Series C Redeemable Convertible Preferred Stock of the Company.*


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

        10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company (incorporated reference to Exhibit 10.7 to the 1999 10-KSB).

        10.8 Amended and Restated 1998 Stock Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on January 4, 2001 in connection with the Annual Meeting of Stockholders of the Company held on February 1,
                   2001).

        10.9 Amended and Restated Director Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on May 12, 1999 in connection with the Annual Meeting of Stockholders held on June 18, 1999).

        10.10 Preferred Stock Subscription Agreement dated as of September 23, 1999 between the Company, Gregory Abbott, George V. Kriste ("Kriste"), Louis Simpson ("Simpson") and Gary Allanson ("Allanson") (incorporated by reference to Exhibit
                   10.10 to the 1999 10-KSB).

        10.11 Amendment No. 1, dated as of October 25, 1999 to Preferred Stock Subscription Agreement among the Company, Gregory Abbott, Kriste, Simpson and Allanson (incorporated by reference to Exhibit 10.11 to the 1999 10-KSB).

        10.12 Amendment No. 2, dated as of December 15, 1999 to Preferred Stock Subscription Agreement among the Company, Gregory Abbott, Kriste, Simpson, Allanson and George Abbott (incorporated by reference to Exhibit 10.12 to the 1999 10-KSB).

        10.13 Amendment No. 3, dated as of February 22, 2000 to Preferred Stock Subscription Agreement among the Company, Gregory Abbott, Kriste, Simpson, Allanson, George Abbott and Reed Slatkin ("Slatkin")(incorporated by reference to Exhibit
                   10.13 to the 1999 10-KSB).

        10.15 Preferred Stock Subscription Agreement dated as of August 15, 2000 among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin.*

        10.15 Amendment No. 1 dated December 1, 2000 to Preferred Stock Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin.*

* Filed herewith.

                                   Exhibit 3.7

                           CERTIFICATE OF DESIGNATION
                                       OF
                 SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     OF INTERNATIONAL DISPENSING CORPORATION]


         INTERNATIONAL DISPENSING CORPORATION, a Delaware corporation (the "Corporation"), certifies that pursuant to the authority contained in Article Fourth of its Certificate of Incorporation, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, its Board of Directors has adopted the following resolution as of July 20, 2000 creating a series of its Preferred Stock designated as the Series C Redeemable Convertible Preferred Stock:

                  RESOLVED, that a separate series of the class of authorized Preferred Stock, par value $.001 per share, of the Corporation be hereby created, and that the designation and the amount thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series and the qualifications, limitations of restrictions thereof are as follows:

         1. Designation and Amount. The shares of the series of Preferred Stock
         -------------------------
of the Corporation created and authorized hereby shall be designated as "Series C Redeemable Convertible Preferred Stock" (hereinafter referred to as the "Preferred Stock") and the number of shares constituting such series shall be Seven Hundred (700).

         2.       Dividends.
                  ---------

                  (a) Computation of Cumulative Dividends. The holders of the
                      ------------------------------------
outstanding shares of Preferred Stock shall be entitled to receive, out of any funds legally available therefor, cumulative dividends at the annual rate of twelve percent (12%) per share of Preferred Stock, or $240 per share. Such cumulative dividends shall accrue and accumulate from the date of original issuance and shall be payable quarterly on the last day of March, June, September and December of each year, commencing on the last day of the calendar quarter in which the date of original issuance occurs. Cumulative dividends on the Preferred Stock shall be payable in cash or in additional shares of Preferred Stock having an aggregate liquidation value equal to the dividend, or any combination of the foregoing, at the discretion of the Corporation. Cumulative dividends on the Preferred Stock shall be payable if, as and when declared by the Board of Directors of the Corporation, but shall nevertheless be payable upon liquidation as provided in Section 3.

                           Dividends on the Preferred Stock shall accrue from
day to day on each share of Preferred Stock from the date of original issuance of such share, whether or not earned or declared, and shall accrue until paid.

                           All numbers relating to calculation of cumulative
dividends shall be subject to equitable adjustment in the event of any stock dividend, stock split, merger, combination, reorganization, recapitalization, reclassification or other similar event involving a change in the capital structure of the Preferred Stock. Such dividends on the Preferred Stock shall be cumulative so that if such dividends in respect of any previous or current quarterly dividend period, at the annual rate specified above, shall not have been paid or declared and a sum sufficient for the payment thereof set apart, the deficiency shall first be fully paid before any dividend or other distribution shall be paid or declared and set apart for the Corporation's Common Stock, par value $.001 per share (the "Common Stock").

                  (b) No Participating Dividends. In the event that the Board of
                      ---------------------------
Directors of the Corporation shall declare a dividend payable upon the then outstanding shares of Common Stock (other than a stock dividend on the Common Stock distributed solely in the form of additional shares of Common Stock), the holders of the Preferred Stock shall not be entitled to any dividends on the Common Stock other than dividends payable to such holders in their status as holders of Common Stock.

         3.       Liquidation, Dissolution or Winding Up.
                  --------------------------------------

                  Treatment at Liquidation, Dissolution or Winding Up. In the
                  ----------------------------------------------------
event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, or in the event of its insolvency, before any distribution or other payment is made to any holders of any shares of Common Stock, or any other class or series of capital stock of the Corporation designated to be junior to the Preferred Stock, and any future class or series of capital stock designated to be junior to the Preferred Stock, the holders of each share of Preferred Stock shall be entitled to be paid first out of the assets of the Corporation available for distribution to holders of the Corporation's capital stock of all classes whether such assets are capital, surplus or earnings, an amount equal to Two Thousand ($2,000) Dollars per share of Preferred Stock (which amount shall be subject to equitable adjustment whenever there shall occur a stock dividend, stock split, merger, combination, reorganization, recapitalization, reclassification or other similar event involving a change in the capital structure of the Preferred Stock) plus an amount equal to the sum of all accumulated and unpaid dividends to the date fixed for the payment of the distribution on the shares of Preferred Stock.

                  If, upon liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to its stockholders shall be insufficient to pay the holders of the Preferred Stock the full amounts to which they otherwise would be entitled, the holders of Preferred Stock shall share ratably in any distribution of available assets according to the respective amounts which would otherwise be payable with respect to the shares of Preferred Stock held by them upon such liquidating distribution if all amounts payable on or with respect to said shares were paid in full, based upon the aggregate liquidation value of the Preferred Stock and the aggregate liquidation value of all other classes or series of preferred stock which are not designated to be junior to the Preferred Stock.

                  After such payment shall have been made in full to the holders of the Preferred Stock, or funds necessary for such payment shall have been set aside by the Corporation in trust for the account of holders of the Preferred Stock so as to be available for such payment, the remaining assets available for distribution shall be distributed among the holders of the Common Stock and any other class or series of capital stock of the Corporation designated to be junior to the Preferred Stock.

         4. Voting Rights. In addition to the rights provided in Section 5 or by
            --------------
law, the holders of Preferred Stock shall be entitled to vote on all matters as to which holders of Common Stock shall be entitled to vote (including, but not limited to, the election of directors of the Corporation), in the same manner and with the same effect as such holders of Common Stock, except as set forth in
Section 5, voting together with the holders of Common Stock as one class. Each share of Preferred Stock shall entitle the holder thereof to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible.

         5. Rights of Preferred Stock with Respect to Corporate Action;
         --------------------------------------------------------------
Amendments to Charter. The Corporation shall not take any corporate action or
---------------------
otherwise amend its Certificate of Incorporation without the approval by vote or written consent of the holders of at least a majority of the then outstanding shares of Preferred Stock, voting as a separate class, each share of Preferred Stock to be entitled to one vote in each instance, if such corporate action or amendment would change any of the rights, preferences, privileges of or limitations provided for herein for the benefit of any shares of Preferred Stock or adversely affect the rights of the Preferred Stock.

         6.       Notices of Record Date.  In the event of:
                  ----------------------

                  (a) any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any distribution, or any right to subscribe for, purchase or otherwise acquire any shares of capital stock of any class or any other securities or property, or to receive any other right, or

                  (b) any capital reorganization of the Corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation, or any transfer of all or substantially all of the assets of the Corporation to any other Corporation, or any other entity or person, or

                  (c) any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, then and in each such event the Corporation shall mail or cause to be mailed to each holder of Preferred Stock a notice specifying
(i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and a description of such dividend, distribution or right, (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective, and (iii) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding up. Such notice shall be mailed by first class mail, postage prepaid, or express overnight courier service, at least ten (10) days prior to the date specified in such notice on which such action is to be taken.

         7.       Conversion.
                  ----------

                  (a) Each of the holders of Preferred Stock shall have the right at any time prior to the Redemption Date (as hereinafter defined) to convert all of any part of his outstanding shares of Preferred Stock together with accrued and unpaid dividends thereon into fully paid and non-assessable shares of Common Stock of the Corporation ("Common Stock") at the conversion price of $.30 (the "Conversion Price"), which Conversion Price shall be subject to adjustment as provided in Section 7(e). The Corporation shall not be required to issue any fractional shares of Common Stock upon the conversion of Preferred Stock. If more than one share of Preferred Stock is surrendered for conversion at one time by the same holder, the number of full shares of Common Stock that shall be issued upon the conversion of Preferred Stock shall be computed on the basis of the aggregate number of shares of Preferred Stock surrendered. If any interest in a fractional share of Common Stock would otherwise be deliverable upon the conversion of Preferred Stock, the Corporation shall make adjustment for that fractional share interest by payment of an amount in cash equal to the same fraction of the market value at that time of a full share of Common Stock of the Corporation.

                  (b) The Corporation covenants that, during the period conversion rights exist, the Corporation will at all times reserve from its authorized and unissued Common Stock a sufficient number of shares of Common Stock to permit conversion in full of the outstanding shares of Preferred Stock at the Conversion Price from time to time in effect. The Corporation represents and warrants that upon issuance, such shares of Common Stock will be duly and validly issued, fully paid and non-assessable.

                  (c) The Corporation agrees that its issuance of Preferred Stock shall constitute full authority to its officers and agents who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock upon the conversion of Preferred Stock.

                  (d) The right of each of the holders of Preferred Stock to convert his shares of Preferred Stock shall be exercised by delivering to the Corporation (i) a certificate or certificates for the shares of Preferred Stock to be converted, duly endorsed or assigned in blank to the Corporation and (ii) a conversion notice stating that the holder elects to convert such shares and stating the name or names and addresses in which the certificates for shares of Common Stock are to be issued (the "Notice of Conversion"). The Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock or other securities or property on conversion of Preferred Stock. As soon as practicable after the conversion of Preferred Stock, the Corporation shall issue to the holder a certificate or certificates for the number of shares of Common Stock to which the holder is entitled. If the shares of Preferred Stock represented by the certificates delivered to the Corporation are not converted in full, the Corporation shall deliver to the holder a new certificate for the shares of Preferred Stock not converted.

                  (e) (i) In case of any consolidation or merger of the Corporation with any other corporation (other than a wholly-owned subsidiary of the Corporation) in which the Corporation is not the surviving corporation, or in case of any stock split, stock dividend or reclassification of the Common Stock of the Corporation, or in case of any share exchange pursuant to which all of the outstanding shares of Common Stock are converted into other securities or property (each event, a "Capital Transaction"), the Corporation shall make appropriate provision or cause appropriate provision to be made so that the holder of Preferred Stock shall have the right thereafter to convert his shares of Preferred Stock into the kind of shares of stock and other securities and property receivable upon such Capital Transaction by the persons who were holders of Common Stock immediately prior to the effective date of such Capital Transaction and on a basis which preserves the economic benefits of the conversion rights of the holder on a basis as nearly as practical as such rights existed prior to such Capital Transaction. If, in connection with any such Capital Transaction each holder of shares of Common Stock is entitled to elect to receive either securities, cash or other assets upon completion of such Capital Transaction, the Corporation shall provide or cause to be provided to the holder the right to elect the securities, cash or other assets into which Preferred Stock shall be convertible after completion of any such Capital Transaction on the same terms and subject to the same terms and subject to the same conditions applicable to holders of the Common Stock (including, without limitation, notice of the right to elect, limitations on the period in which such election shall be made, and the effect of failing to exercise the election). The above provisions shall similarly apply to successive Capital Transactions.

                           (ii) In case the Corporation shall in one or a series
of related transactions issue or sell a number of shares of Common Stock which in the aggregate exceed 20% of the outstanding shares of Common Stock of the Corporation on a fully diluted basis giving effect to the issuance of such shares (a "Qualifying Transaction") for a consideration per share less than the Conversion Price in effect immediately prior to the issuance of the shares of Common Stock which triggers the operation of this Section 7(e)
(ii) (the "Triggering Issuance"), then the Conversion Price in effect immediately prior to such Triggering Issuance shall be reduced to the average consideration per share of all Common Stock issued in the Qualifying Transaction. For the purposes of any computation to be made in accordance with the provisions of this Section 7(e)(ii), the following provisions shall be applicable:

                           (A)      In case of the issuance or sale of shares of
Common Stock for a consideration part or all of which shall be cash, the amount of the cash consideration therefor shall be deemed to be the amount of cash received by the Corporation for such shares (or, if such shares of Common Stock are offered by the Corporation for subscription, the subscription price, or, if shares of Common Stock shall be sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price) before deducting therefrom any commissions or other expenses paid or incurred by the Company for any underwriting of, or otherwise in connection with, the issuance of such shares.

                           (B)      In case of the issuance or sale of shares of
Common Stock for a consideration part or all of which shall be other than cash (otherwise than as a dividend or other distribution on any shares of the Company or on conversion, exchange or exercise of other securities of the Company or upon acquisition of the assets or securities of another company or upon merger or consolidation with another entity), the amount of consideration therefor other than cash shall be the value of such consideration as of the date of the issuance or sale of the shares of Common Stock, irrespective of accounting treatment. The reclassification of securities other than Common Stock into securities including Common Stock shall be deemed to involve the issuance for a consideration other than cash of such Common Stock immediately prior to the close of business on the date fixed for the determination of security holders entitled to receive such Common Stock.

                           (C)      In case of the issuance of shares of Common
Stock upon conversion or exchange of any obligations or of any shares of stock of the Corporation that shall be convertible into or exchangeable for shares of Common Stock or upon the exercise of rights or options to subscribe for or to purchase shares of Common Stock, the amount of consideration received by the Corporation for such shares of Common Stock shall be deemed to be the total of
(1) the amount of the consideration received by the Corporation upon the original issuance of such obligations, shares, rights or options, as the case may be, plus (2) the consideration, if any, other than such obligations, shares, rights or options, received by the Corporation upon such conversion, exchange, or exercise except in adjustment of interest and dividends. The amount of the consideration received by the Corporation upon the original issuance of the obligations, shares, rights or options so converted, exchanged or exercised and the amount of the consideration, if any, other than such obligations, shares, rights or options, received by the Corporation upon such conversion, exchange or exercise shall be determined in the same manner provided in clauses (A) and (B) above with respect to the consideration received by the Corporation in case of the issuance of shares of Common Stock; if such obligations, shares, rights or options shall have been issued as a dividend upon any stock of the Corporation, the amount of the consideration received by the Corporation upon the original issuance thereof shall be deemed to be zero.

                           (D)      In case of the issuance of shares of Common
Stock upon acquisition by the Corporation of the assets or securities of another company or upon merger or consolidation of the Corporation with another entity, the consideration therefor received by the Corporation for such issuance shall be deemed to equal the cash and the Fair Market Value of securities issued by the Corporation. The Fair Market Value of securities issued shall be the lesser of the Fair Market Value of the securities on the date an agreement in principle with respect to such merger, consolidation or purchase is reached among the parties or the date the agreement of consolidation, merger or purchase is executed. For purposes hereof, the "Fair Market Value" of a unit of a security means:

          (1)      if the security is Common Stock, then

                  (i) if the Common Stock is traded on an exchange or is quoted on the NASDAQ National Market System, then the average of the closing or last sale prices, respectively, reported for the 20 trading days ended immediately preceding the determination date; or

                  (ii) if the Common Stock is not traded on an exchange or on the NASDAQ National Market System but is traded in the over-the-counter market, then the mean of the average of the closing bid and asked prices reported for the 20 trading days ended immediately preceding the determination date; or

                  (iii) in all other circumstances, the fair market value per share of the Common Stock as determined in good faith by the Board of Directors of the Corporation; and

         (2) if the security is not Common Stock, the fair market value thereof as determined in good faith by the Board of Directors of the Corporation.

                  (f) Whenever the Corporation shall propose to take any of the actions specified in Section 7(e), the Corporation shall cause a notice to be mailed at least 10 days prior to the date on which the books of the Corporation will close or on which a vote will be taken for such action, to the holder. Such action shall specify the action proposed to be taken by the Corporation and the date as of which holders of record of the Common Stock shall participate in any such actions or be entitled to exchange their Common Stock for securities or other property, as the case may be. Failure by the Corporation to mail the notice or any defect in such notice shall not affect the validity of the transaction. Upon receipt by the Corporation of a Notice of Conversion meeting the requirements for conversion as provided in Section 7(d), the Corporation shall issue and deliver or cause to be issued and delivered to the holder of Preferred Stock certificates for the Common Stock issuable upon such conversion within 15 business days after such receipt, and the holder of Preferred Stock shall be deemed to be the holder of record of the Common Stock issuable upon such conversion.

         8.       Redemption.
                  ----------

                  (a) Redemption at the Option of the Holders of Preferred
                      ----------------------------------------------------
Stock. Within 30 days after the occurrence of a Change of Control (as
------
hereinafter defined), the Corporation shall notify each of the holders of Preferred Stock in writing of such occurrence. Within 30 days after the Corporation so notifies the holders, any of the holders of the outstanding shares of Preferred Stock may, by notice to the Corporation as hereinafter provided, require the Corporation to redeem all or part of his outstanding shares of Preferred Stock, at a price per share equal to $2,000 (which amount shall be subject to equitable adjustment wherever there shall occur a stock dividend, stock split, merger, combination, reorganization, recapitalization, reclassification and other similar event involving a change in capital structure of the Preferred Stock) plus all cumulative dividends accrued and unpaid on such Preferred Stock through the date of redemption (the "Redemption Price"). The notice of redemption shall be in writing.

                  (b) Redemption at the Option of the Corporation. The
                      --------------------------------------------
Corporation may, at its option (i) at any time after the date when the Corporation first reports either three consecutive quarters of positive net income or one fiscal year of positive net income (if the latter, such report must be audited by a nationally recognized independent accounting firm) or (ii) within 30 days after giving the holders of Preferred Stock notice of the occurrence of a Change of Control, redeem shares of outstanding Preferred Stock, in whole or in part, provided that the redemption must be pro rata for each holder of Preferred Stock based on the number of shares held by each such holder of Preferred Stock, at a price per share equal to the Redemption Price. The Corporation shall give notice of such redemption to each holder of the Preferred Stock, which notice shall specify the date of the requested redemption in accordance with Section 8(d) hereof, and the number of shares of Preferred Stock held by such holder of Preferred Stock being redeemed pursuant to this subsection 8(b).

                  (c) Legally Sufficient Funds. In the event of a requested
                      -------------------------
redemption by a holder of Preferred Stock in accordance with Section 8(a) or by the Corporation in accordance with Section 8(b), if the funds of the Corporation legally available for redemption of Preferred Stock on any Redemption Date (as hereinafter defined) are insufficient to redeem all of the shares of Preferred Stock to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of shares of Preferred Stock ratably among the holders of the Preferred Stock to be redeemed. At any time thereafter when additional funds of the Corporation are legally available for the redemption of such Preferred Stock, such funds will promptly be used to redeem the balance of the shares of such Preferred Stock together with any accrued dividends thereon.

                  (d) Redemption Date; Redemption Price. The date of a
                      ----------------------------------
redemption of Preferred Stock pursuant to this Section 8 (a "Redemption Date") shall be a business day not less than sixty (60) days from and not more than ninety (90) days from the date of the first notice sent by a holder of Preferred Stock in accordance with Section 8(a), or not less than thirty (30) days from the date of the notice sent by the Corporation in accordance with Section 8(b); provided that no such date will be a Redemption Date unless the applicable Redemption Price is paid in full in cash on such date, and if not so paid in full, the Redemption Date will be the date on which such Redemption Price is fully paid as permitted and required by this Designation. For each share of Preferred Stock which is to be redeemed pursuant to this Section 8, the Corporation will be obligated on the Redemption Date to pay to the holder thereof, upon surrender by such holder at the Corporation's principal office of the certificate representing such shares of Preferred Stock endorsed or assigned in blank to the Corporation, an amount equal to the Redemption Price.

                  (e) Dividends After Redemption Date. No share of Preferred
                      --------------------------------
Stock is entitled to any dividends accruing after its Redemption Date. On such Redemption Date all rights of the holder of such share of Preferred Stock will cease and such share of Preferred Stock will not be deemed to be outstanding.

                  (f) Redeemed or Otherwise Acquired Shares.  Any shares of
                      -------------------------------------
Preferred Stock which are redeemed or otherwise acquired by the Corporation will be canceled and will not be reissued, sold or transferred.

                  (g) Change of Control.  For purposes of this Section 8, a
                      -----------------
"Change of Control" shall be deemed to have occurred on the date that:

                           (i)      any "Person" including a "Group" (as such
term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) becomes (except as a result of the acquisition of Preferred Stock or conversion of Preferred Stock into Common Stock) a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, in a single transaction or group of related transactions of securities of the Corporation representing 33-1/3% or more of the combined voting power of the Corporation's then outstanding securities eligible to vote for the election of the Board (the "Voting Securities"); provided, however, that the event described in this Section 8(g)(i) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by the Corporation or any subsidiary of the Corporation in which the Corporation owns more than 50% of the combined voting power of such entity (a "Subsidiary"), (B) by any employee benefit plan (or related trust) sponsored or maintained by the Corporation or any Subsidiary,
(C) by any underwriter temporarily holding the Corporation's Voting Securities pursuant to an offering of such Voting Securities, or (D) pursuant to a Non-Qualifying Transaction (as defined in Section 8(g)(ii));

                           (ii)     there is a consummation of a merger,
consolidation, statutory share exchange or similar form of corporate transaction involving the Corporation or any of its Subsidiaries that requires the approval of the Corporation's shareholders (a "Business Combination"), unless immediately following such Business Combination either of the following is applicable: (A) more than 50% of the total voting power of (1) the Corporation resulting from such Business Combination (the "Surviving Corporation"), or (2) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation"), is represented by the Corporation's Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which the Corporation's Voting Securities were converted pursuant to such

Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of the Corporation's Voting Securities among the holders thereof immediately prior to the Business Combination; or (B) no person (other than any person engaged in a transaction described in clauses (A) through (D) in Section 8(g)(i) above), is or becomes (except as a result of the acquisition of Preferred Stock or conversion of Preferred Stock into Common Stock) the beneficial owner, directly or indirectly, of 33-1/3% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation)(any Business Combination in which any of the criteria specified in (A) or (B) of this Section 8(g)(ii) is applicable shall be deemed to be a "Non-Qualifying Transaction); or

                           (iii)    there is a closing for a sale of all or
substantially all of the Corporation's assets.

                           Notwithstanding the foregoing, a Change in Control of
the Corporation shall not be deemed to occur solely because any person acquires beneficial ownership of more than 33-1/3% of the Corporation's Voting Securities as a result of the acquisition of the Corporation's Voting Securities by the Corporation which reduces the number of the Corporation's Voting Securities outstanding; provided, that if after such acquisition by the Corporation such person becomes the beneficial owner of additional Corporation Voting Securities that increases the percentage of outstanding Corporation Voting Securities beneficially owned by such person by more than 3%, a Change in Control of the Corporation shall then become effective unless otherwise exempt under clauses
(A) through (D) of Section 8(g)(i) above or because it constitutes a Non-Qualifying Transaction.




         IN WITNESS WHEREOF, International Dispensing Corporation has caused this Certificate of Designation of Series C Redeemable Convertible Preferred Stock to be duly executed this 11th day of August, 2000.

                                         INTERNATIONAL DISPENSING CORPORATION


                                         By:    /s/ Gary Allanson
                                            ----------------------------------
                                            Name: Gary Allanson
                                            Title: President

                                  Exhibit 10.14





                          =============================

                     PREFERRED STOCK SUBSCRIPTION AGREEMENT
                           Dated as of August 15, 2000
                                  By and Among
                    THE INVESTORS LISTED ON EXHIBIT A HERETO
                                       and
                      INTERNATIONAL DISPENSING CORPORATION

                          =============================




                     PREFERRED STOCK SUBSCRIPTION AGREEMENT
                     --------------------------------------


         PREFERRED STOCK SUBSCRIPTION AGREEMENT (this "Agreement") dated as of August 15, 2000, by and among the Investors listed on Exhibit A hereto (each a "Investor," and collectively the "Investors"), and INTERNATIONAL DISPENSING CORPORATION, a Delaware corporation (the "Company").


                              W I T N E S S E T H :
                               -------------------

         WHEREAS, the Investors desire to subscribe for, and the Company desires to issue up to an aggregate of 500 shares of the Company's Series C Redeemable Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock") for the per share purchase price of $2,000 on the terms and subject to the conditions set forth herein.


                  NOW, THEREFORE, IT IS AGREED:


                                    ARTICLE I
          ISSUANCE OF STOCK AND PAYMENT OF SUBSCRIPTION PRICE; CLOSING
          ------------------------------------------------------------

                  1.1 Issuance of Stock. Subject to the terms and conditions set
                      ------------------
forth in this Agreement, the Company agrees to sell to the Investors, and the Investors severally irrevocably subscribe for and agree to purchase for $2,000 per Share, 500 shares of Preferred Stock (the "Shares").

                  1.2 Closing Dates
                      -------------

                           (a)      The purchase and sale of the Shares shall
occur at one or more closings (each, a "Closing") at such times as shall be determined by the Company, subject to the conditions set forth in this Agreement. The initial Closing shall occur within three business days after the execution of this Agreement by the Company and the Investors . The date of the initial Closing is hereinafter referred to as them "Initial Closing Date." On the Initial Closing Date GREGORY B. ABBOTT, GEORGE ABBOTT, GEORGE V. KRISTE, LOUIS SIMPSON and REED SLATKIN (collectively, the "Investors") shall purchase Two Hundred (200) Shares and shall pay to the Company by certified check or wire transfer of immediately available funds, FOUR HUNDRED THOUSAND DOLLARS ($400,000).

                           (b)      Subsequent  Closings  shall occur not less
than thirty (30) days after written notice by the Company to the Investors (the "Call Notice") in the form attached hereto as Exhibit B. The Call Notice shall set forth the number of Shares to be issued and sold to the Investors at such Closing. Within thirty (30) days after the giving of the Call Notice to the Investors, the Investors shall give written notice to the Company setting forth the amount of Shares to be purchased by each Investor at the Closing to which the Call Notice relates. The obligation of each Investor for subsequent closings shall be several and in the same proportion as set forth in Section 1.2(a) hereof. Should any Investor give notice to the Company that such Investor wishes to terminate such Investor's commitment to purchase additional Shares, then the remaining Investors may, but are not required, to purchase such Shares of the Investor who declines to purchase additional Shares, in the same proportion as set forth above. Any Investor, at any time, in his or its sole discretion, upon written notice to the Company, may terminate his commitment to purchase Shares.

                  1.3 Warrants. For each Share purchased by an Investor at a
                      ---------
Closing, the Company shall issue to the Investor a warrant to purchase one additional Share for $2,000 per Share. 50% of the Warrants issued to each Investor shall expire if not exercised prior to December 15, 2000 and the remaining Warrants shall expire on January 20, 2001. The Warrants shall be in the form of Exhibit C.
            ----------

                  1.4 Legends. From and after the date hereof, all share
                      --------
certificates representing Shares, or shares of the Common Stock into which the Shares are convertible ("Conversion Shares"), shall bear a legend which shall state as follows:

                           "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE
                  NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO, OR IN CONNECTION WITH, THE SALE OR DISTRIBUTION THEREOF. NO SUCH SALE OR DISPOSITION MAY BE EFFECTED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT RELATED THERETO OR AN OPINION OF COUNSEL FOR THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED UNDER SUCH ACT."


                                   ARTICLE II
                  REPRESENTATIONS AND COVENANTS OF THE COMPANY
                  --------------------------------------------


         2.       Representations and Covenants of the Company .  The Company
                  ---------------------------------------------
hereby represents, warrants and agrees as follows:


                  2.1 Existence and Good Standing. The Company is a corporation
                      ----------------------------
duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company has the requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted. The Company is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the character or location of the properties owned, leased or operated by the Company or the nature of the business conducted by the Company makes such qualification or license necessary, except where the failure to be so duly qualified or licensed would not have a material adverse effect on the business, operations, financial condition or results of operations of the Company (a "Material Adverse Effect").

                  2.2 Capital Stock. The Company has an authorized
                      --------------
capitalization consisting of 40,000,000 shares of common stock, par value $.001 per share (the "Common Stock") and 2,000,000 shares of Preferred Stock, par value $.001 per share. Of the Common Stock, 9,666,668 shares are issued and outstanding. Of the Preferred Stock, 560 shares of Series A Preferred Stock and 440 shares of Series B Preferred Stock are issued and outstanding. Options and warrants to purchase an aggregate of 2,327,776 shares of Common Stock are outstanding. On the Initial Closing Date and on each subsequent date of Closing, after giving effect to the transactions contemplated by this Agreement, each Investor will receive good and marketable title to the Shares he acquires from the Company, free and clear of all liens, claims and other encumbrances. All outstanding shares of capital stock of the Company have been, and will on the Initial Closing Date be, duly authorized and validly issued and fully paid and nonassessable. Other than as set forth on Schedule 2.2 and as set forth in this Agreement, there will be on the Initial Closing Date no outstanding subscriptions, options, registration rights, warrants, rights, calls, commitments, conversion rights, rights of exchange, preemptive rights, rights of first refusal, rights of first offer, plans or other agreements of any character providing for the purchase, registration, issuance or sale of any shares of the capital stock of the Company.

                  2.3 Authorization and Validity of this Agreement. The Company
                      ---------------------------------------------
has the requisite corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance of this Agreement by the Company and the performance of its obligations hereunder have been duly authorized and approved by its Board of Directors and no other corporate action on the part of the Company is necessary to authorize the execution, delivery and performance of this Agreement by the Company. This Agreement has been duly executed and delivered by the Company and, assuming due execution of this Agreement by the Investors, is a valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except to the extent that its enforceability may be subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights generally and by general equitable principles.

                  2.4 SEC Documents; No Material Changes. (a) The Company has
                      -----------------------------------
furnished to the Investors true, correct and complete copies of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000. Such periodic reports constitute all the documents that the Company was required to file with the Securities and Exchange Commission (the "SEC") from January 1, 2000 to the Initial Closing Date. Each of the periodic reports filed by the Company with the SEC since June 30, 1999 ("SEC Documents") has been timely and duly filed and when filed was in compliance in all material respects with the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and regulations of the SEC thereunder applicable to such SEC Document. Each of the SEC Documents (including the financial statements included therein) was complete and correct in all material respects as of its date and, as of its date, did not contain any untrue statement of material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading. The financial statements included within the SEC Documents have been prepared in accordance with GAAP applied on a consistent basis during the periods involved (except as may be indicated in the notes thereto) and present fairly or will present fairly (subject, in the case of the unaudited statements, to normal year-end audit adjustments) the consolidated financial position of the Company as at the dates thereof and the consolidated results of their operations and cash flows for the periods then ended.

                           (b)      Since March 31, 2000, there has been no (i)
material adverse change in the business, operations, financial condition, results of operations or prospects of the Company or (ii) material damage, destruction or loss to any asset or property, tangible or intangible, of the Company which materially affects the ability of the Company to conduct its business. Notwithstanding the foregoing, the Investors acknowledge that the Company is in the development stage, has incurred significant losses since inception and will continue to incur significantlosses.

                  2.5 Consents and Approvals: No Violations. The execution and
                      --------------------------------------
delivery of this Agreement by the Company and the consummation of the transactions contemplated hereby and thereby (a) will not violate or contravene any provision of the Certificate of Incorporation or By-laws of the Company, or any statute, rule, regulation, order or decree of any public body or authority by which the Company is or any of its properties are bound, (b) will not require any filing with, or consent of, or the giving of any notice to, any governmental or regulatory body, agency or authority, or any other person and (c) will not result in a violation or breach of, conflict with, constitute a default (or give rise to any right of termination, cancellation, payment or acceleration) under, or result in the creation of any encumbrance upon any of the properties or assets of the Company under, any of the terms, conditions or provisions of any agreement, instrument or obligation to which the Company is a party, or by which any of its properties or assets may be bound or under which it may have any rights, excluding from the foregoing clauses (b) and (c) filings, notices, permits, consents and approvals, the absence of which, and violations, breaches, defaults, conflicts and encumbrances of which, in the aggregate, would not have a Material Adverse Effect.

                  2.6 Broker's or Finder's Fees. No agent, broker, person or
                      --------------------------
firm acting on behalf of the Company, is, or will be, entitled to any commission or broker's or finder's fees from the Company, or from any person or entity controlling, controlled by or under common control with the Company, in connection with any of the transactions contemplated by this Agreement; provided, however, that the independent committee of the Board of Directors of
--------  -------
the Company retained Brooks, Houghton & Company, Inc. ("BHC") to render an opinion concerning the fairness of the transactions contemplated by this Agreement to the holders of Common Stock of the Company and BHC will be paid a fee by the Company in connection therewith.

                  2.7 Reverse Stock Split. The Board of Directors of the Company
                      --------------------
shall meet at an appropriate time to consider the terms of a possible reverse stock split of the Company's Common Stock, and if that occurs, the numbers set forth herein will be adjusted in an equitable manner.

                                   ARTICLE III
                        REPRESENTATIONS OF THE INVESTORS
                        --------------------------------

         3.       Representations of the Investors.  Each Investor, represents,
                  ---------------------------------
warrants  and agrees,  for itself or himself only, as follows:

                  3.1 Existence and Good Standing; Power and Authority. Such
                      -------------------------------------------------
Investor, if it is a corporation, a limited liability company or a limited liability partnership, is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization. Such Investor has the legal power and authority to enter into, execute and deliver this Agreement and perform its obligations hereunder and thereunder. This Agreement has been duly authorized and approved by such Investor and is a valid and binding obligation of such Investor enforceable against such Investor in accordance with its terms, except to the extent that its enforceability may be subject to applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws effecting the enforcement of creditors' rights generally and by general equitable principles.

                  3.2 Restrictive Documents. Such Investor is not subject to any
                      ----------------------
mortgage, lien, lease, agreement, instrument, order, law, rule, regulation, judgment or decree, or any other restriction of any kind or character, which would prevent consummation by such Investor of the transactions contemplated by this Agreement.

                  3.3 Purchase for Investment. Such Investor will acquire the
                      ------------------------
Shares for its own account for investment and not with a view toward any resale or distribution thereof; provided, however, that the disposition of each such Investor's property shall at all times remain within the sole control of the Investor.

                  3.4 Broker's or Finder's Fees. No agent, broker, person or
                      --------------------------
firm acting on behalf of such Investor is, or will be, entitled to any commission or broker's or finder's fees from any of the parties hereto, or from any person controlling, controlled by or under common control with any of the parties hereto, in connection with any of the transactions contemplated by this Agreement.

                  3.5 Exemption from Registration . Such Investor acknowledges
                      -----------------------------
that the offering and sale of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

                  3.6 Ability to Bear Economic Risk. Such Investor has
                      ------------------------------
determined that the Shares are a suitable investment for the Investor, that the Investor has the financial ability to bear the economic risk of its investment in the Company, has adequate means of providing for its current needs and personal contingencies and has no need for liquidity with respect to investment in the Company.

                  3.7 No Liquidity. Such Investor will not sell or otherwise
                      -------------
transfer the Shares without registration under the Act or an exemption therefrom, and fully understands and agrees that the Investor must bear the economic risk of its investment for an indefinite period of time because, among other reasons, the Shares have not been registered under the Act or under the securities laws of any state and, therefore, cannot be resold, pledged, assigned or otherwise disposed of unless they are subsequently registered under the Act and under applicable state securities laws or an exemption from such registration is available. Such Investor also understands that sales or transfers of the Shares are further restricted by the provisions of state securities laws.

                  3.8 Suitability and Accredited Status . Such Investor
                      -----------------------------------
represents and warrants that such Investor is an accredited investor and that all information provided by such Investor in the Purchaser Questionnaire executed simultaneous herewith is true and correct as of the Initial Closing Date.

                  3.9 Access to Information. Such Investor acknowledges that the
                      ----------------------
Company has made available to him the opportunity to ask questions of, and receive answers from, the management of the Company concerning the terms and conditions of this Agreement and the business, financial condition and prospects of the Company and to obtain additional information to the extent the Company possesses such information or can acquire it without unreasonable effort or expense, necessary to verify the accuracy of the information given to the Investor in the SEC Documents or otherwise to make an informed investment decision and acknowledges that all material documents, records and books pertaining to the investment have, on request, been made available to any advisors designated by the Investor to receive such information.


                                   ARTICLE IV
                                    COVENANTS
                                    ---------


                  4.1 SEC Reports. So long as any Shares are outstanding the
                      ------------
Company shall (a) within 15 days of each required filing date (i.e., the date on which the reports or other documents are required to be filed with the SEC pursuant to Sections 13(a) and 15(d), (b) transmit by mail to all holders of Shares, as their names and addresses appear in the corporate books and records maintained by the Company, without cost to such holders, copies of the annual reports, quarterly reports and other documents which the Company is required to file with the SEC pursuant to Sections 13(a) and 15(d) of the Exchange Act, and
(c) transmit to all holders any and all documents or materials distributed to all of the holders of the Common Stock simultaneously with the distribution to the holders of Common Stock.

                                    ARTICLE V
                               REGISTRATION RIGHTS


                  5.1 Certain  Definitions.  As used in this Article V, the
                      --------------------
following  terms  shall  have the  following respective meanings:

                  "Holders" shall mean the holders of Registrable Securities.

                  "Initiating Holders" shall mean any persons who in the aggregate are Holders of at least a majority of the voting power held by all outstanding Registrable Securities.

                  "Registrable Securities" shall mean (i) the Conversion Shares and (ii) any Common Stock issued in respect thereof upon any stock split, stock dividend, recapitalization or similar event.

                  "Requesting Stockholders" shall mean holders of securities of the Company entitled to have securities included in any registration pursuant to
Section 5.2 and who shall request such inclusion.

                  The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

                  "Registration Expenses" shall mean all expenses incurred by the Company in compliance with Sections 5.2 and 5.3 hereof, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel for the Company, blue sky fees and expenses, reasonable fees and disbursements of one counsel for all the selling Holders for a "due diligence" examination of the Company, and the expense of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company, which shall be paid in any event by the Company).

                  "Selling Expenses" shall mean all underwriting discounts and selling commissions applicable to the sale of Registrable Securities and all fees and disbursements of counsel for any Holder, except as otherwise provided herein.

                  "Underwritten Offering" shall mean the offering and sale of Registrable Securities in a registration pursuant to a firm commitment underwriting to an underwriter at a fixed price for reoffering or pursuant to agency or best efforts arrangements with a placement agent or underwriter.

                  5.2 Demand Registration.
                      --------------------

                  (a) Requests for Registration. At any time after one hundred
                      --------------------------
twenty (120) days from the date of this Agreement the Initiating Holders may request registration under the Securities Act of all or part of their Registrable Securities. Within ten (10) days after receipt of any such request, the Company will give written notice of such requested registration to all other Holders of Registrable Securities and any other stockholder having registration rights which entitle it to participate in such registration. The Company will include in such registration all Registrable Securities with respect to which it has received written requests for inclusion therein within fifteen (15) days after receipt of the Company's notice. The Company shall cause its management to cooperate fully and to use its best efforts to support the registration of the Registrable Securities and the sale of the Registrable Securities pursuant to such registration as promptly as is practicable. Such cooperation shall include, but not be limited to, management's attendance and reasonable presentations in respect of the Company at road shows with respect to the offering of Registrable Securities. All registrations requested under this Section 5.2(a) are referred to herein as "Demand Registrations." The Holders of Registrable Securities will be entitled to request one Demand Registration hereunder. A registration will not count as a Demand Registration until it has become effective. Should the Demand Registration not be filed by the Company within sixty (60) days of the date of the Company's written notice to the Holders of Registrable Securities, then the Company shall pay to all the Holders of Registrable Securities, on a pro rata basis, as liquidated damages, the sum of TWO HUNDRED THIRTY-THREE DOLLARS ($233) per day for each day beyond the sixty (60) day period that the Demand Registration has not been filed; provided, however, that the maximum amount of liquidated damages payable to the Holders hereunder shall be $100,000.

                  (b) Demand Registration Expenses. The Company will pay up to
                      -----------------------------
an aggregate of TWENTY THOUSAND DOLLARS ($20,000) of Registration Expenses in connection with a Demand Registration hereunder. The Requesting Stockholders shall be obligated to pay their pro rata share (based on the number of their Registrable Securities included in the registration statement) of any Registration Expenses in connection with a Demand Registration which exceed TWENTY THOUSAND DOLLARS ($20,000) in the aggregate. The Requesting Stockholders shall also pay all Selling Expenses attributable to the sale of their securities pursuant to any Demand Registration, including their pro rata share of all fees and disbursements of counsel for the Holders in connection with such Demand Registration.

                  (c) Priority on Demand Registrations. If a Demand Registration
                      ---------------------------------
is an Underwritten Offering, and the managing underwriters advise the Company in writing that in their opinion the number of Registrable Securities requested to be included exceeds the number which can be sold in such offering, the Company will include in such registration such number of shares, which in the opinion of such underwriters, may be sold, allocated among the Holders electing to participate and all other persons entitled to and electing to participate pro rata in accordance with the amounts of securities requested to be so included by the respective Holders and other persons.

                  (d) Restrictions on Demand Registration. The Company will not
                      ------------------------------------
be obligated to effect any Demand Registration within six (6) months after the effective date of a previous registration in which the Holders of Registrable Securities were given piggyback rights pursuant to Section 5.3 other than a registration of Registrable Securities intended to be offered on a continuous or delayed basis under Rule 415 or any successor rule under the Securities Act.

                  5.3 Piggyback Registrations.
                      ------------------------

                  (a) Right to Piggyback. Whenever the Company proposes to
                      -------------------
register any of its securities under the Securities Act (other than pursuant to a Demand Registration) and the registration form to be used may be used for the registration and contemplated disposition of Registrable Securities (a "Piggyback Registration"), the Company will give prompt written notice to all Holders of Registrable Securities of its intention to effect such a registration so that such notice is received by each Holder at least twenty (20) days before the anticipated filing date. The Company will include in such registration all Registrable Securities with respect to which the Company has received written requests for inclusion therein within ten (10) days after the receipt of the Company's notice.

                  (b) Piggyback Expenses. In connection with each Piggyback
                      -------------------
Registration, all of the Registration Expenses of the Holders of Registrable Securities will be paid by the Company and such Holders shall pay all of the Selling Expenses attributable to the sale of their securities pursuant to the Piggyback Registration, including their pro rata share of all fees and disbursements of counsel for the Holders in connection with such Piggyback Registration.

                  (c) Priority on Primary Registrations. If a Piggyback
                      ----------------------------------
Registration is an underwritten primary registration on behalf of the Company, and the managing underwriters advise the Company in writing that in their opinion the distribution of the Registrable Securities to be included concurrently with the securities being registered on behalf of the Company would materially adversely affect the distribution of such securities by the Company, the Company will include in such registration (i) first, the securities the Company proposes to sell, (ii) second, the Registrable Securities and securities of the Company with respect to which similar registration rights have heretofore been granted and requested to be included in such registration, pro rata in accordance with the amounts of Registrable Securities and such securities requested to be so included by the respective Holders and holders of such securities of the Company; and (iii) third, any other securities requested to be included in such registration.

                  (d) Priority on Secondary Registrations. If a Piggyback
                      ------------------------------------
Registration is an underwritten secondary registration on behalf of holders of the Company's securities, and the managing underwriters advise the Company in writing that in their opinion the distribution of the Registrable Securities to be included concurrently with the securities being registered on behalf of the Company would materially adversely affect the distribution of such securities by the Company, the Company will include in such registration (i) first, the securities requested to be included therein by the holders requesting such registration, (ii) second, the Registrable Securities and securities of the Company with respect to which similar registration rights have heretofore been granted and requested to be included in such registration, pro rata in accordance with the amounts of Registrable Securities and such securities requested to be so included by the respective Holders and holders of such securities of the Company, and (iii) third, other securities requested to be included in such registration.

                  5.4       Holdback Agreements.
                            -------------------

                  (a) Each Holder of Registrable Securities which is a party to this Agreement agrees not to effect any public sale or distribution of equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the seven (7) days prior to and the 90-day period beginning on the effective date of any underwritten Demand Registration in which the Holder participates or any underwritten Piggyback

Registration in which the Holder participates (except as part of such underwritten registration or with the consent of the managing underwriter).

                  (b) The Company agrees (i) not to effect any public sale or distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for such securities, during the seven (7) days prior to and the 90-day period beginning on the effective date of any underwritten Demand Registration or any underwritten Piggyback Registration (except (A) as part of such underwritten registration, (B) with the consent of the managing underwriter or (C) pursuant to registrations on Form S-8 or any other similar form for employee benefit plans), and (ii) to use its reasonable best efforts to cause each holder of its equity securities, or any securities convertible into or exchangeable or exercisable for such securities, purchased from the Company at any time after the date of this Agreement (other than in a registered public offering) to agree not to effect any public sale or distribution of any such securities during such period (except as part of such underwritten registration, if otherwise permitted or with the consent of the managing underwriter).

                  5.5 Registration Procedures . Whenever the Holders of
                      -------------------------
Registrable Securities have requested that any Registrable Securities be registered pursuant to this Article V, the Company will use its best efforts to effect the registration and the sale of such Registrable Securities in accordance with the intended method of disposition thereof, and pursuant thereto the Company will as expeditiously as possible:

                  (a) prepare and file with the Commission a registration statement with respect to such Registrable Securities, which registration statement will state that the Holders of Registrable Securities covered thereby may sell such Registrable Securities either under such registration statement or, at any Holder's proper request, pursuant to Rule 144 (or any similar rule then in effect), and use its best efforts to cause such registration statement to become effective (provided that before filing a registration statement or prospectus or any amendments or supplements thereto, the Company will furnish to the counsel selected by the Holders of a majority of the Registrable Securities covered by such registration statement copies of all such documents proposed to be filed, which documents will be subject to the review and approval of such counsel);

                  (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for the period set forth in Section 5.5(k) hereof and comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement during such period in accordance with the intended methods of disposition by the sellers thereof set forth in such registration statement;

                  (c) furnish to each Holder of Registrable Securities covered by such registration such number of copies of such registration statement, each amendment and supplement thereto, the prospectus included in such registration statement (including each preliminary prospectus) and such other documents as such Holder may reasonably request in order to facilitate the disposition of the Registrable Securities;

                  (d) use its best efforts to register or qualify such Registrable Securities covered by such registration under such other securities or blue sky laws of such jurisdictions as any Holder reasonably requests and do any and all other acts and things which may be reasonably necessary or advisable to enable the Holders thereof to consummate the disposition in such jurisdictions of the Registrable Securities as requested by such Holders (provided that the Company will not be required to qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this subsection, subject itself to taxation in any such jurisdiction, or consent to general service of process in any such jurisdiction);

                  (e) notify each Holder of Registrable Securities covered by such registration, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement contains an untrue statement of a material fact or omits to state any fact necessary to make the statements therein not misleading, and, the Company will prepare a supplement or amendment to such prospectus so that, such prospectus (or any document incorporated therein by reference) will not contain an untrue statement of a material fact or omit to state any fact necessary to make the statements therein not misleading;

                  (f) cause all such Registrable Securities to be listed on each securities exchange or automated quotation system on which similar securities issued by the Company are then listed or quoted;

                  (g) provide a transfer agent and registrar for all such Registrable Securities not later than the effective date of such registration statement;

                  (h) enter into such customary agreements (including an underwriting agreement in customary form) and take all such other actions as the Holders of a majority of the Registrable Securities being sold or the underwriters, if any, reasonably request in order to expedite or facilitate the disposition of such Registrable Securities (including, without limitation, using its best efforts to effect a stock split or a combination of shares);

                  (i) make available for inspection by any Holder of Registrable Securities covered by such registration, any underwriter participating in any disposition pursuant to such registration statement, and any attorney, accountant or other agent retained by any such seller or underwriter, all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors and employees to supply all information reasonably requested by any such seller, underwriter, attorney, accountant or agent in connection with such registration statement;

                  (j) otherwise use its best efforts to comply with all applicable rules and regulations of the SEC, and make generally available to its security holders, earnings statements satisfying the provisions of Section 11(a) of the Securities Act, no later than 45 days after the end of any 12-month period (i) commencing at the end of any fiscal quarter in which Registrable Securities are sold and (ii) beginning with the first month of the Company's first fiscal quarter commencing after the effective date of the registration statement, which statements shall cover said 12-month periods; and

                  (k) keep each registration statement effective for a period of one year after the effective date of such registration statement, except in the case of a Form S-3 Registration Statement which shall continue to remain effective.

                   5.6 Indemnification . In the event of any registration under
                       -----------------
the provisions of this Article V, the Company, to the extent permitted by law, will indemnify any Holder participating in such registration, its respective officers and directors, if any, and each person, if any, who controls such Holder within the meaning of Section 15 of the Securities Act, against all losses, claims, damages and liabilities caused by any untrue statement of a material fact contained in the registration statement or prospectus (and as amended or supplemented if the Company shall have furnished any amendments or supplements thereto), or caused by any omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading and will reimburse such Holder its officers and directors and any person, if any, who controls such Holder within the meaning of Section 15 of the Securities Act, against any legal or other expenses reasonably incurred by such Holder, officer, director or person in connection with investigating or defending any such losses, claims, damages and liabilities, except insofar as such losses, claims, damages or liabilities are caused by any untrue statement or omission contained in information furnished in writing to the Company by such Holder participating in such registration or by underwriters expressly for use therein. The obligation of the Company under this Article V to register securities for any of the Holders shall be subject to the condition that each such Holder and the underwriters involved in the offering shall furnish to the Company in writing such information as shall be reasonably requested by the Company for use in connection with the preparation of any such registration statement or prospectus and, to the extent permitted by law, shall indemnify the Company, its directors and officers, any other underwriter, the other Holders participating in such registration and each person, if any, who controls the Company, any other underwriter or such other Holders, within the meaning of
Section 15 of the Securities Act, against all losses, claims, damages and liabilities caused by any untrue statement or omission contained in information so furnished in writing to the Company by such Holder or such underwriter expressly for use therein.

                   5.7 Contribution. If the indemnification provided for in this
                       -------------
Article V from the indemnifying party is unavailable as a matter of law or public policy to any indemnified party hereunder in respect of any losses, claims, damages or liabilities referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities in such proportion as is appropriate to reflect the relative fault of the indemnifying party and indemnified parties in connection with the actions which resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified parties shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such indemnifying party or indemnified parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party under this Article V as a result of the losses, claims, damages and liabilities referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding. The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 5.7 were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to herein.

                   5.8 Termination. The registration rights provided in this
                       ------------
Article V shall terminate as to any Investor which can immediately sell all of the shares of Common Stock issued or issuable to such Investor upon conversion of the Shares in a single sale pursuant to Rule 144 under the Securities Act.


                                   ARTICLE VI
                                   INDEMNITIES
                                   -----------

                  6.1 Indemnity of Investors. Each Investor, severally, agrees
                      -----------------------
to indemnify and hold harmless the Company and each other person, if any, who controls the Company within the meaning of Section 15 of the Act, against any and all loss, liability, claim, damage and expense whatsoever (including, but not limited to, any and all expenses reasonably incurred in investigating, preparing or defending against any litigation commenced or threatened or any claim whatsoever) arising out of or based upon any false representation or warranty or breach or failure by such Investor to comply with any covenant or agreement made by such Investor herein or in any other document furnished by the Investor to any of the foregoing in connection with this transaction. The Company hereby acknowledges that no Investor shall have any liability for a breach by any other Investor of any representation, warranty or agreement hereunder.

                  6.2 Indemnity of Company. The Company agrees to indemnify and
                      ---------------------
hold harmless the Investors, against any and all loss, liability, claim, damage and expense whatsoever (including, but not limited to, any and all expenses reasonably incurred in investigating, preparing or defending against any litigation commenced or threatened or any claim whatsoever) arising out of or based upon any false representation or warranty or breach or failure by the Company to comply with any covenant or agreement made by the Company herein or in any other document furnished by the Company to any of the foregoing in connection with this transaction.

                  6.3 Notice to Indemnifying Party. Each party entitled to
                      -----------------------------
indemnification under this Article VI (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or any litigation resulting therefrom, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld), and the Indemnified Party may participate in such defense at such party's expense, and provided, further, that the failure of any Indemnified Party to give notice as
--------  -------
provided herein shall not relieve the Indemnifying Party of its obligations under this Article VI unless such failure has had a material adverse effect on the defense against such claim. The parties to this Agreement reserve any rights to claim under this Agreement for damages actually incurred by reason of any failure of the Indemnified Party to give prompt notice of a claim. To the extent counsel for the Indemnifying Party shall in such counsel's reasonable judgment, have a conflict in representing an Indemnified Party in conjunction with the Indemnifying Party or other Indemnified Parties, such Indemnified Party shall be entitled to separate counsel at the expense of the Indemnifying Party subject to the approval of such counsel by the Indemnified Party (whose approval shall not be unreasonably withheld). No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect of such claim or litigation. Each Indemnified Party shall furnish such information regarding itself or the claim in question as an Indemnifying Party may reasonably request in writing and as shall be reasonably required in connection with the defense of such claim and any litigation resulting therefrom.


                                   ARTICLE VII
                           SURVIVAL OF REPRESENTATIONS
                           ---------------------------

         7.       Survival of  Representations.  The respective  representations
                  ----------------------------
and warranties of the Company and the Investors contained in this Agreement shall survive the Closing for a period of two years.


                                  ARTICLE VIII
                                  MISCELLANEOUS
                                  -------------

                  8.1 Knowledge of the Company. Where any representation or
                      -------------------------
warranty made by the Company contained in this Agreement is expressly qualified by reference to its knowledge, such knowledge shall be deemed to exist if the matter is within the knowledge of the executive officers of the Company.

                  8.2 Expenses. The parties hereto shall pay their own expenses
                      ---------
relating to the transactions contemplated by this Agreement, including, without limitation, the fees and expenses of their respective counsel and financial advisers.

                  8.3 Governing Law. The interpretation and construction of this
                      --------------
Agreement, and all matters relating hereto, shall be governed by the laws of the State of New York applicable to agreements executed and to be performed solely within such State.

                  8.4 Captions. The Article and Section captions used herein are
                      ---------
for reference purposes only, and shall not in any way affect the meaning or interpretation of this Agreement.

                  8.5 Notices. Any notice or other communication required or
                      -------
permitted under this Agreement shall be sufficiently given if delivered in person or sent by telecopy or by registered or certified mail, postage prepaid, addressed as follows: if to any Investor, to the address set forth on Exhibit A attached hereto set forth below such Investor's name; and if to the Company, to it at I-97 Business Park, 1111 Benfield Blvd., Suite 230, Millersville, Maryland 21108 (Facsimile No. 410-729-0275) Attention: Gary Allanson, President and Chief Executive Officer, with a copy to its counsel, Wolf, Block, Schorr and Solis-Cohen LLP, 250 Park Avenue, New York, New York 10177 (Facsimile Number 212-986-0604) Attention: Martin R. Bring, Esq., or such other address or number as shall be furnished in writing by any such party, and such notice or communication shall be deemed to have been given upon automatic confirmation of receipt by the receiving machine if sent by telecopier, upon delivery if delivered in person, and upon mailing if mailed.

                  8.6 Parties in Interest. This Agreement may not be
                      --------------------
transferred, assigned, pledged or hypothecated by any party hereto, other than by operation of law. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and permitted assigns.

                  8.7 Counterparts.  This Agreement may be executed in two or
                      ------------
more counterparts, all of which taken together shall constitute one instrument.

                  8.8 Entire Agreement. This Agreement, including the exhibits,
                      -----------------
schedules, and other documents referred to herein and therein which form a part hereof and thereof, contain the entire understanding of the parties hereto with respect to the subject matter contained herein and therein. This Agreement supersedes all prior agreements and understandings between the parties with respect to such subject matter.

                  8.9 Amendments.  This Agreement may not be changed orally, but
                     ----------
only by an agreement in writing signed by the Investors and the Company.

                  8.10 Severability. In case any provision in this Agreement
                       -------------
shall be held invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions hereof will not in any way be affected or impaired thereby.

                  8.11 Third  Party  Beneficiaries.  Each party hereto intends
                       ---------------------------
that this Agreement shall not benefit or create any right or cause of action in or on behalf of any person other than the parties hereto.

                  8.12 Jurisdiction. Any judicial proceeding brought against any
                       -------------
of the parties to this Agreement or any dispute arising out of this Agreement or any matter related hereto shall be brought in the courts of the State of New York, or in the United States District Court for the Southern District of New York, and, by execution and delivery of this Agreement, each of the parties to this Agreement accepts the jurisdiction of such courts. The foregoing consent to jurisdiction shall not be deemed to confer rights on any Person other than the respective parties to this Agreement.

                  8.13 Availability of Equitable Remedies. Since a breach of the
                       -----------------------------------
provisions of this Agreement could not adequately be compensated by money damages, any party shall be entitled, either before or after any Closing, in addition to any other right or remedy available to it, to an injunction restraining such breach or a threatened breach and to specific performance of any such provision of this Agreement, and in either case no bond or other security shall be required in connection therewith, and the parties hereby consent to the issuance of such injunction and to the ordering of specific performance.

         IN WITNESS WHEREOF, the Investors have signed this Agreement and the Company has caused its corporate name to be hereunto subscribed by its officers thereunto duly authorized, all as of the day and year first above written.

                               INTERNATIONAL DISPENSING CORPORATION


                               By:      /s/ Gary Allanson
                                  ---------------------------------
                               Name: Gary Allanson
                               Title: President


                               INVESTORS:

                                        /s/ Gregory B. Abbott
                               --------------------------------------
                                      GREGORY B. ABBOTT


                                        /s/ George Abbott
                               --------------------------------------
                                      GEORGE ABBOTT


                                       /s/ George V. Kriste
                               --------------------------------------
                                      GEORGE V. KRISTE


                                       /s/ Louis Simpson
                               ---------------------------------------
                                       LOUIS SIMPSON


                                        /s/ Reed Saltkin
                               ----------------------------------------
                                        REED SLATKIN




                                                                     EXHIBIT A
                                                                     ---------

                                    INVESTORS
                                    ---------

           Name                                                                   Percentage of Shares
                                                   Address                        to be Purchased

Gregory B. Abbott            120 Kessler Drive                                               20%
                             Aspen, Colorado 81611


George V. Kriste             20643 Seaboard Road                                             20%
                             Malibu, California 90265


Louis Simpson                c/o Plaza Investment Managers, Inc.                             20%
                             5951 La Sendita, Building A
                             Rancho Santa Fe, California 92067


Reed Slatkin                 890 North Kellogg Avenue                                        20%
                             Santa Barbara, California 93111



George Abbott                10 Rockefeller Plaza, Suite 604                                 20%
                             New York, New York 10020





                                                                     EXHIBIT B
                                                                     ---------


                                   CALL NOTICE
                                   -----------


                      INTERNATIONAL DISPENSING CORPORATION
                          111 Benfield Blvd., Suite 230
                             Millersville, MD 21108


         Reference is made to the Preferred Stock Purchase Agreement dated as of August 15, 2000 by and among International Dispensing Corporation (the "Company") and certain investors (the "Investors"), including you (the "Agreement"). Unless otherwise defined herein, capitalized terms used herein have the same meanings herein as in the Agreement.

         In accordance with Section 1.2(a) of the Agreement you are hereby notified that the Company will sell to the Investors at a closing to be held on
[not less than 30 days after the date of this Call Notice]       Shares.
                                                          -------

         In accordance with Section 1.2(a) of the Agreement you are required to notify the Company within 30 days after the giving of this Call Notice how many
of such        Shares you shall purchase.
       --------


                                         Very truly yours,

                                         INTERNATIONAL DISPENSING CORPORATION


                                         By:
                                            ------------------------------------




                                                      EXHIBIT C
                                                 WARRANT TO PURCHASE
                                     SERIES C REDEEMABLE CONVERTIBLE PREFERRED
                                          STOCK, PAR VALUE $.001 PER SHARE

                                                         OF

                                           INTERNATIONAL DISPENSING CORP.

THIS WARRANT, THE PREFERRED STOCK ISSUABLE UPON EXERCISE HEREOF AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THE PREFERRED STOCK HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") NOR UNDER ANY STATE SECURITIES LAW AND MAY NOT BE PLEDGED, SOLD, ASSIGNED, HYPOTHECATED OR OTHERWISE TRANSFERRED UNTIL (1) A REGISTRATION STATEMENT WITH RESPECT THERETO IS EFFECTIVE UNDER THE ACT AND ANY APPLICABLE STATE SECURITIES LAW OR (2) THE COMPANY RECEIVES AN OPINION OF COUNSEL TO THE COMPANY OR OTHER COUNSEL TO THE HOLDER OF SUCH WARRANT REASONABLY SATISFACTORY TO THE COMPANY THAT SUCH WARRANT, PREFERRED STOCK AND/OR COMMON STOCK MAY BE PLEDGED, SOLD, ASSIGNED, HYPOTHECATED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR APPLICABLE STATE SECURITIES LAWS.

                  This certifies that, for value received,                   or
                                                          -------------------
registered assigns ("Warrantholder"), is entitled to purchase from INTERNATIONAL DISPENSING CORPORATION (the "Company"), subject to the provisions of this Warrant, at any time during the Exercise Period (as hereinafter defined)
           Shares of the Company's Series C Redeemable Convertible Preferred
-----------
Stock, par value $.001 per share ("Warrant Shares"). The purchase price payable upon the exercise of this Warrant shall be $2,000 per Warrant Share.

                  For purposes of this Warrant, the term "Exercise Period" means the period commencing on the date of issuance of this Warrant and (a) with respect to an aggregate of 50% of the Warrant Shares purchasable upon exercise of this Warrant, ending on December 15, 2000 and (b) with respect to an aggregate of 50% of the Warrant Shares purchasable upon exercise of this Warrant, ending on January 20, 2001.

                  This Warrant is subject to the following terms and conditions:

                  I        Exercise of Warrant.
                           -------------------
                           (a)        This Warrant may be exercised in whole or
in part but not for a fractional share. Upon delivery of this Warrant at the offices of the Company or at such other address as the Company may designate by notice in writing to the registered holder hereof with the Subscription Form annexed hereto duly executed, accompanied by payment of the Warrant Price for the number of Warrant Shares purchased (in cash, by certified, cashier's or other check acceptable to the Company, the registered holder of this Warrant shall be entitled to receive a certificate or certificates for the Warrant Shares so purchased. Such certificate or certificates shall be promptly delivered to the Warrantholder. Upon any partial exercise of this Warrant, the Company shall execute and deliver a new Warrant of like tenor for the balance of the Warrant Shares purchasable hereunder.

                           (b)       The Warrant Shares deliverable hereunder
shall, upon issuance, be fully paid and non-assessable and the Company agrees that at all times during the term of this Warrant it shall cause to be reserved for issuance such number of Warrant Shares as shall be required for issuance and delivery upon exercise of this Warrant.

                  II       Transfer or Assignment of Warrant.
                           ---------------------------------

                           (a)        Any assignment or transfer of this Warrant
shall be made by surrender of this Warrant at the offices of the Company or at such other address as the Company may designate in writing to the registered holder hereof with the Assignment Form annexed hereto duly executed and accompanied by payment of any requisite transfer taxes, and the Company shall, without charge, execute and deliver a new Warrant of like tenor in the name of the assignee for the portion so assigned in case of only a partial assignment, with a new Warrant of like tenor to the assignor for the balance of the Warrant Shares purchasable.

                           (b)       Prior to any assignment or transfer of this
Warrant, the holder thereof shall deliver an opinion of counsel to the Company to the effect that the proposed transfer may be effected without registration under the Securities Act of 1933, as amended (the "Securities Act"). Each Warrant issued upon or in connection with such transfer shall bear the restrictive legend set forth on the front of this Warrant unless, in the opinion of the Company's counsel, such legend is no longer required to insure compliance with the Securities Act.

                  3. Charges, Taxes and Expenses. The issuance of certificates
                     ----------------------------
for Warrant Shares upon any exercise of this Warrant shall be made without charge to the holder of this Warrant for any tax or other expense in respect to the issuance of such certificates, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued only in the name of the holder of this Warrant.

                  4.       Miscellaneous.
                           --------------

                           (a)      The terms of this Warrant shall be binding
upon and shall inure to the benefit of any successors or assigns of the Company and of the holder or holders hereof and of the shares of Common Stock issued or issuable upon the exercise hereof.

                           (b)      No holder of this Warrant, as such, shall be
entitled to vote or receive dividends or be deemed to be a stockholder of the Company for any purpose, nor shall anything contained in this Warrant be construed to confer upon the holder of this Warrant, as such, any rights of a stockholder of the Company or any right to vote, give or withhold consent to any corporate action, receive notice of meetings, receive dividends or subscription rights, or otherwise.

                           (c)      Receipt of this Warrant by the holder hereof
shall constitute acceptance of an agreement to the foregoing terms and conditions.

                           (d)      The Warrant and the performance of the
parties hereunder shall be construed and interpreted in accordance with the laws of the State of Delaware.

                           (e)       This Warrant is subject to certain other
agreements contained in the Purchase Agreement, a copy of which is on file with the Secretary of the Company. Shares issued upon exercise of this Warrant shall contain a legend substantially to the same effect as the legend set forth on the first page of this Warrant.

                  IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer and its corporate seal to be affixed hereto.

Dated as of         , 2000
           ---------

                                         INTERNATIONAL DISPENSING CORP.



                                         BY:
                                            ------------------------------------
                                                Name:
                                                Title:

                                                  SUBSCRIPTION FORM


                                      (TO BE EXECUTED BY THE REGISTERED HOLDER
                                       IF HE DESIRES TO EXERCISE THE WARRANT)


         To:      INTERNATIONAL DISPENSING CORPORATION

                  The undersigned hereby exercises the right to purchase
          shares of Series C Redeemable Convertible Preferred Stock, par value
----------
$.001 per share, covered by the attached Warrant in accordance with the terms and conditions thereof, and herewith makes payment of the Warrant Price for such shares in full.


                                        ----------------------------------------
                                        SIGNATURE


                                        ----------------------------------------
                                        ADDRESS


                                        ----------------------------------------




DATED:
       ------------------------

                                   ASSIGNMENT
                                   ----------


                    (TO BE EXECUTED BY THE REGISTERED HOLDER
                     IF HE DESIRES TO TRANSFER THE WARRANT)


                  FOR VALUE RECEIVED, the undersigned hereby sells, assigns and
transfers unto          the right to purchase shares of Series C Redeemable
              ----------
Convertible Preferred Stock of INTERNATIONAL DISPENSING CORP., evidenced by the within Warrant, and does hereby irrevocably constitute and appoint
                                                                   -------------
Attorney to transfer the said Warrant on the books of the Company, with full power of substitution.




                                               ---------------------------------
                                               SIGNATURE


                                               ---------------------------------
                                               ADDRESS


                                               ---------------------------------
DATED:
      -------------------------------

IN THE PRESENCE OF:

-------------------



                                  Exhibit 10.15



                                December 1, 2000



         International Dispensing Corporation
         1111 Benfield Boulevard, Suite 230
         Millersville, Maryland 21108

         Gentlemen:

                  Reference is made to the Preferred Stock Subscription Agreement (the "Purchase Agreement") dated as of August 15, 2000, by and among Gregory B. Abbott ("Gregory Abbott"), George Kriste, Louis A. Simpson ("Simpson"), Reed Slatkin ("Slatkin"), George Abbott ("George Abbott") and International Dispensing Corporation (the "Company"). Unless otherwise defined herein, capitalized terms used herein have the meanings ascribed to them in the Purchase Agreement.

                  This will confirm the agreement of the undersigned and the Company as follows:

                  The parties hereby agree that on the date hereof pursuant to
Section 1.2(b) of the Purchase Agreement each of Gregory Abbott, George Abbott, Simpson and Slatkin shall purchase from the Company for $2,000 per share an additional 50 shares of Series C Redeemable Convertible Preferred Stock, par value $.001 per share, of the Company ("Series C Stock"). Such purchase shall be upon all of the other terms and conditions set forth in the Purchase Agreement. In keeping with the investment incentives offered in the first round, the Company shall also issue to each purchaser warrants to purchase up to an additional 50 shares of Series C Stock at a price of $2,000 per share, such warrants to be exercisable through June 30, 2001.

                  Each purchaser reaffirms as of the date hereof all of the representations and agreements made by such purchaser in the Purchase Agreement.

                  The Company reaffirms as of the date hereof all of the representations and agreements made by the Company in the Purchase Agreement, except that as of the date hereof, prior to the purchases being made hereby, an aggregate 9,728,396 shares of Common Stock are outstanding and an aggregate of 200 Shares of Series C Stock and warrants to purchase an aggregate of 200 shares of Series C Stock are issued and outstanding.

                                     Very truly yours,


                                     /s/ Gregory Abbott
                                     -------------------------------------------
                                     Gregory Abbott


                                     /s/ Louis A. Simpson
                                     -------------------------------------------
                                     Louis A. Simpson


                                     /s/ George Abbott
                                     -------------------------------------------
                                     George Abbott


                                     /s/ Reed Slatkin
                                     -------------------------------------------
                                     Reed Slatkin

         AGREED TO:

         INTERNATIONAL DISPENSING
            CORPORATION


         By: /s/ Gary Allanson
            -----------------------------
               Gary Allanson
               President