Form 10QSB
period 2001-03-31
INTERNATIONAL DISPENSING CORP
filed 2001-05-15
CIK 1016739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
  --     EXCHANGE ACT

For the transition period from January 1, 2001 to March 31, 2001
                               ---------------    --------------

Commission file number     0-21489

                      International Dispensing Corporation
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                    13-3856324
          --------                                    ----------
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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.      Yes X    No
                                                           -        -

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,728,396 shares of Common Stock as of May 11, 2001

Transitional Small Business Disclosure Format (Check One): Yes   No  X
                                                               -     -

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents

Part I - FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------
Item 1.  Financial Statements

         Balance Sheet at March 31, 2001 (unaudited)                                    3
         and December 31, 2000

         Statements of Operations for the Three Months                                  4
         Ended March 31, 2001 and 2000 and for the Period from Inception
         (October 10, 1995) through March 31, 2001

         Statements of Cash Flows for the Three Months Ended                            5
         March 31, 2001 and 2001 and for the Period from Inception
         (October 10, 1995) through March 31, 2001

         Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial                              7
         Condition and Results of Operations

Part II -  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              9

Item 2.  Changes in Securities and Use of Proceeds                                      9

Item 3.  Defaults Upon Senior Securities                                                9

Item 4.  Submission of Matters to a Vote of Security Holders                            9

Item 5.  Other Information.                                                             9

Item 6.  Exhibits and Reports on Form 8-K                                               9


               INTERNATIONAL DISPENSING CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEET

                                                                                    March 31, 2001        December 31, 2000
                                                                                ---------------------     -----------------
                                                                                    (unaudited)

Assets
Current Assets:
 Cash and cash equivalents                                                       $    155,790              $      418,758
 Prepaid expenses                                                                      24,474                      31,342
                                                                                ---------------------     -----------------
                                              Total current assets                    180,264                     450,100
                                                                                ---------------------     -----------------
Fixed Assets:
 Office equipment                                                                      75,000                      75,000
 Production equipment for future use                                                  551,994                     397,427
 Accumulated depreciation and amortization                                            (20,572)                    (17,447)
                                                                                ---------------------     -----------------
                                                  Net fixed assets                    606,422                     454,980
                                                                                ---------------------     -----------------
Other Assets                                                                            3,447                       3,447
                                                                                ---------------------     -----------------
                                                      Total assets               $    790,133              $      908,527
                                                                                =====================     =================
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                                $      1,956              $            -
 Accrued expenses                                                                      99,416                     130,527
                                                                                ---------------------     -----------------
 Total current liabilities                                                            101,372                     130,527
                                                                                ---------------------     -----------------
                                                 Total liabilities                    101,372                     130,527
                                                                                ---------------------     -----------------
Commitments and contingencies
Stockholders' Equity:
 Preferred stock, $.001 par value;                                                  3,154,797                   2,971,601
 2,000,000 shares authorized,1,400 and 1,350
 shares issued or outstanding, as of March 31, 2001
 and December 31, 2000, respectively
 Common stock, $.001 par value;
 40,000,000 shares authorized;                                                          9,728                      9,667
 9,728,396 and 9,666,668 issued and outstanding, as of
 March 31, 2001 and December 31, 2000, respectively
 Additional paid-in capital                                                         9,634,329                  9,692,585
 Warrants outstanding                                                                 109,949                    109,949
 Deficit accumulated during the development stage                                 (12,220,042)               (12,005,802)
                                                                                ---------------------     -----------------
                                                                                      688,761                    778,000
                                                                                ---------------------     -----------------
                        Total liabilities and stockholders' equity               $    790,133              $     908,527
                                                                                =====================     =================


              The accompanying notes are an integral part of these financial statements

               STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                     Three Months                             from Inception
                                                        ended                                October 10, 1995
                                      ------------------------------------------                   through
                                        March 31, 2001          March 31, 2000                 March 31, 2001
                                      -----------------      -------------------            -------------------
                                         (unaudited)              (unaudited)                   (unaudited)

Revenues                                   $   ---           $       ---                     $       ---
                                      -----------------      -------------------            -------------------
Operating Expenses
  General and adminstrative                    214,115                 453,029                       7,458,746
  Depreciation and amortization                  3,125                                                  39,672
                                      -----------------      -------------------            -------------------
           Total operating expenses            217,240                 453,029                       7,498,418
                                      -----------------      -------------------            -------------------
               Loss from operations           (217,240)               (453,029)                     (7,498,418)

Other income (expense)
  Interest expense                            ---                    ---                               (66,665)
  Interest income                                3,000                   6,304                         438,968
                                      -----------------      -------------------            -------------------
       Net loss before extraordinary loss
        and discontinued operations           (214,240)               (446,725)                     (7,126,115)


Extraordinary loss on retirement of debt      ---                    ---                              (250,000)

Loss from discontinued operations             ---                    ---                              (843,927)
                                      -----------------      -------------------            -------------------
             Net loss                      $  (214,240)      $        (446,725)              $      (8,220,042)
                                      -----------------      -------------------            -------------------


Preferred stock dividends                       83,194                       0                         354,795
                                      -----------------      -------------------            -------------------
Net loss available to common stockholders  $  (297,434)      $        (446,725)              $      (8,574,837)
                                      =================      ===================            ===================
Basic and diluted loss per share                ($0.03)                 ($0.05)

Basic and diluted weighted average
shares outstanding                           9,698,218               9,566,668


    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                     Cumulative
                                                                                                                   from Inception
                                                               Three months                 Three months          October 10, 1995
                                                                  ended                        ended                  through
                                                              March 31, 2001               March 31, 2000          March 31, 2001
                                                            ------------------           ------------------      ------------------
                                                               (unaudited)                  (unaudited)             (unaudited)
Cash flows from operating activities:
Net loss                                                     $        (214,240)           $     (446,725)         $   (8,220,042)
Adjustment for( income) loss from discontinued operations                  ---                       ---                 843,927
                                                            ------------------           ------------------      ------------------
Net loss from continuing operations                                   (214,240)                 (446,725)             (7,376,115)
Adjustments to reconcile net loss to
 net cash used in operating activities-
  Depreciation and amortization                                          3,125                                            39,672
  Compensation from stock grant                                     ---                    ---                            25,279
  Non-cash compensation                                                 25,000             ---                           291,148
  Loss on retirement of debt                                        ---                    ---                           250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                 ---                           (3,300)                      -
    (Increase) decrease in prepaid expenses                              6,868                   (42,133)                (24,474)
    Increase in other assets                                        ---                             (750)                 (3,447)
    Increase (decrease) in accrued expenses                            (31,111)                   (9,737)                 68,976
    Increase (decrease) in accounts payable                              1,956                   (89,742)                  1,956
                                                            ------------------           ------------------      ------------------
Net cash used in continuing operating activities:                     (208,402)                 (592,387)             (6,727,005)
Net cash provided by (used in) discontinued operations:             ---                    ---                          (843,927)
                                                            ------------------           ------------------      ------------------
Net cash used by operating activities:                                (208,402)                 (592,387)             (7,570,932)
                                                            ------------------           ------------------      ------------------
Cash flows from investing activities:
 Purchase of fixed assets                                             (154,566)                   (5,351)               (646,093)
 Purchase of license                                               ---                     ---                        (4,000,000)
                                                            ------------------           ------------------      ------------------
Net cash used in investing activities                                 (154,566)                   (5,351)             (4,646,093)
                                                            ------------------           ------------------      ------------------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                              100,000                  880,000               2,800,000
 Proceeds from private placement                                     ---                   ---                         2,100,000
 Proceeds from issuance of convertible debt                          ---                   ---                           150,000
 Repayment of promissory note                                        ---                   ---                          (300,000)
 Repayment of bridge loans                                           ---                   ---                        (1,050,000)
 Repayment of convertible debt                                       ---                   ---                          (100,000)
 Proceeds from initial public offering                               ---                   ---                         8,772,815
                                                            ------------------           ------------------      ------------------
Net cash provided from financing activities                            100,000                   880,000              12,372,815
                                                            ------------------           ------------------      ------------------
Net increase (decrease) in cash and cash equivalents                  (262,968)                  282,262                 155,790
Cash and cash equivalents, beginning of period                         418,758                   416,322                ---
                                                            ------------------           ------------------      ------------------
Cash and cash equivalents,end of period                              $ 155,790            $      698,584          $      155,790
                                                            ==================           ==================      ==================
Supplemental disclosure of cash flow information:
 Cash paid for interest                                             ---                    ---
Non-cash investing and financing activities:
 Issuance of common stock                                           ---                    ---
 Purchase of license from affiliate                                 ---                    ---


    The accompanying notes are an integral part of these financial statements

                      International Dispensing Corporation
                          (A Development Stage Company)

                        Notes to the financial statements
    (Information as of and for the period ended March 31, 2001 is unaudited)

1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of March 31, 2001, statements of operations for the three months then ended and statements of cash flows for the three months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Results of operations for the three-month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception to March 31, 2001 of approximately $12.2 million and losses are continuing. Efforts to market its products have yet to result in the Company generating revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock.

The Company completed a private placement of $1.2 million dollars in preferred stock in the third quarter of 2000. Further, the Company plans to complete another private placement of approximately $50,000 during the second quarter of 2001 and also expects warrants to be exercised resulting in net proceeds of $300,000 (see Note 4). In addition, management has taken certain steps and made significant management changes and reduced operating expenses year on year by 50%. The Company believes these steps will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

3.  PRIVATE PLACEMENTS

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

Pursuant to the Series C Subscription Agreement in December 2000 Series C Investors purchased 350 shares of Series C and warrants for an additional 350 shares of Series C at a price of $2,000 per share. In January 2001, the Company sold to one investor 50 shares of the Series and warrants to purchase an additional 50 shares of Series C, for an aggregate purchase price of $100,000. The entire purchase price for the Series C was paid for in cash. The warrants entitle the holder to purchase Series C for a price of $2,000 per share. As of March 31, 2001, 200 of these warrants had expired with the remaining warrants expiring on June 30, 2001.

4.   Subsequent Event


On May 8, 2001 three individuals exercised 150 warrants to purchase Series C for an aggregate purchase price of $300,000. Further, one such individual purchased an additional 25 shares of Series C and warrants to purchase for $2,000 per share an additional 25 shares of Series C for total proceeds to the Company of $50,000. The additional 25 warrants purchased expire on December 31, 2001.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on Page 3 and financial information included elsewhere in this report.

In the first quarter of 2001, the Company completed production and final tests of a single cavity tool that produces its aseptic gravity flow valve for the dairy, isotonic and juice markets. A leading dairy company and juice company are currently evaluating the Company's Gravity Flow Valve product. The Company is now moving forward to complete a second single cavity tool for the Gravity Flow Valve and anticipates it will come on line in the third quarter of this year. The Company believes it will generate sales revenue from this product in the second half of 2001.

The Company has completed the design and has filed for patent protection on a new Disposable Beverage Carafe ("Beverage Carafe") that can safely transport up to 96 ounces of a hot beverage. According to the National Coffee Association approximately 124 million cups of coffee are sold daily and approximately 75% of that business is "to go". The beverage carafe allows consumers and food service providers to safely transport multiple cups of coffee while maintaining the product's hot temperature.

In the first quarter of 2001, the Company completed production of its Beverage Carafe tools and will begin the process of building Beverage Carafe inventories in the second half of 2001. Plans are in place to begin marketing the disposable Beverage Carafe in the second quarter of this year. The Company believes it will generate sales revenue from this product in the second half of 2001. product will be produced in the first quarter of 2002.

The Company is subject to a number of risks including the Company's lack of prior operating history. The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of proposed products. In the event of the bankruptcy of ReSeal International Corporation ("RIC"), from which the Company has licensed a portfolio of patents that can be used for food and beverage applications, the status of the continuing obligations of the various parties to and under the Company's license agreement with RIC is unclear since a court in a bankruptcy proceeding may not enforce such continuing obligations. The license agreement with RIC does not cover the Gravity Flow Valve, Beverage Carafe, Fresh Flow System or other new technologies that the Company has developed. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.

For further information concerning the business conducted by the Company, see
Item 1. "Description of Business" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

                              Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue - The Company has not generated any revenue since its inception.

Operating Expenses - For the three months ended March 31, 2001 the Company had operating expenses of $217,240 representing a $235,789 decrease versus the same period last year. This decrease primarily represents decreased research and development expenses as a result of the Company having completed most of its research and development on its current product and a move towards the selling and marketing of the Company's finished products.

Net Loss - For the three months ended March 31, 2001, the Company had a net loss of $214,240 versus a net loss of $446,725 for the three months ended March 31, 2000 principally as a result the Company's decreased operating expenses.

                               Financial Condition

As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through March 31, 2001. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the third quarter of the fiscal year 2001, at which time, it may be in a position to generate revenue from sales of its products.

As of March 31, 2001, the Company had working capital of approximately $78,892. In the first and second quarters of fiscal 2001,the Company received an aggregate of $450,000 from the purchase of Series C stock by four investors. The proceeds of such sales will provide the Company with sufficient operating funds to continue operations through the first half of 2001. The Company's spending rate from January to March was approximately $72,000 per month. The Company anticipates that for the second quarter of 2001 the monthly spending rate will be approximately $116,000 per month.

The Company anticipates that it will require an additional $3 to $4 million in capital to finance its operations during the two-year period beginning in the second quarter of fiscal 2001. The majority of that funding would be for expenditures related to the development, sale and distribution of the Company's new product lines as well as new product development efforts. The Company expenditures would include capital expenditures for multi-cavity molds, steel dyes, raw materials and the cost to manufacture the products. Although the Company anticipates generating revenues in the third quarter of 2001, it does not expect these revenues to be sufficient to operate without additional capital. As a result, the Company continues to study alternatives under which it may raise additional funds.

PART II

 OTHER INFORMATION

Item 1.   Legal Proceedings.
                  None

Item 2.   Changes in Securities and Use of Proceeds

In January 2001, the Company sold to one investor 50 shares of the Company's Series C Redeemable Convertible Preferred Stock, par value $.001 per share ("Series C Stock") and warrants to purchase an additional 50 shares of Series C Stock, for an aggregate purchase price of $100,000. The entire purchase price for the Series C Stock was paid for in cash. There were no underwriters with respect to this transaction. Each share of Series C Stock is convertible at the holder's option into approximately 6,670 shares of Common Stock of the Company, plus additional shares of Common Stock for accrued but unpaid dividends at the conversion rate of $.30 per share. The warrants entitle the holder to purchase Series C Stock for a price of $2,000 per share. The Company believes that the Series C Stock and warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities
                  None

Item 4.   Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders of the Company was held on February 1, 2001. The stockholders approved an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of the Company's Common Stock which may be issued upon exercise of all options under the 1998 Stock Option Plan from 850,000 to 2,500,000. The number of votes cast in favor of the amendment was 13,073,621. The number of votes cast against the amendment was 250,100. There were 25,250 votes abstaining and 3,891,719 broker non-votes on such matter. In addition, George Kriste was elected as a Class 2 director to serve for a term expiring at the 2003 Meeting of Stockholders (17,182,940 shares voted in favor of the election of George Kriste and 57,850 shares withheld authority to vote for Mr. Kriste). The terms of Gary Allanson, Gregory Abbott and Frank Carillo as directors continued after the meeting.

Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERNATIONAL DISPENSING
                                         CORPORATION


Date: May 14, 2001                       By: /s/ Gary Allanson
                                         ---------------------------------
                                         Gary Allanson
                                         Chief Executive Officer & President
                                         (Principal Executive, Accounting and
                                         Financial Officer)