Form 10QSB
period 2001-06-30
INTERNATIONAL DISPENSING CORP
filed 2001-08-15
CIK 1016739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

  ---       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

         For the transition period from        to
                                       --------  --------
                         Commission file number 0-21489

                      International Dispensing Corporation
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                     13-3856324
         ---------                                     ----------
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
Yes   X    No
     ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,728,396 shares of Common Stock as of July 23, 2001
   -------------

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                              ---     ---

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents



Part I - FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------
Item 1.  Financial Statements

         Balance Sheet at June 30, 2001 (unaudited)                                     3
         and December 31, 2000

         Statements of Operations for the Six Months and Three Months                   4
         Ended June 30, 2001 and 2000 and for the Period from Inception
         (October 10, 1995) through June 30, 2001

         Statements of Cash Flows for the Six Months Ended                              5
         June 30, 2001 and 2000 and for the Period from Inception
         (October 10, 1995) through June 30, 2001

         Statements of changes in stockholders' equity (deficiency) for the period from October 10, 1995 (inception) through JUNE 30, 2001
         and December 31, 2000, 1999, 1998, 1997 and 1996                               6

         Notes to Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis of Financial                              9
         Condition and Results of Operations

Part II -  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              11

Item 2.  Changes in Securities and Use of Proceeds                                      11

Item 3.  Defaults Upon Senior Securities                                                11
Item 4.  Submission of Matters to a Vote of Security Holders                            11

Item 5.  Other Information.                                                             11

Item 6.  Exhibits and Reports on Form 8-K                                               11


               INTERNATIONAL DISPENSING CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEET

                                                                                     June 30, 2001               December 31, 2000
                                                                                     --------------              ------------------
                                                                                      (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                                             $ 316,006                     $ 418,758
  Prepaid expenses                                                                         20,668                        31,342
  Inventory                                                                                14,735                             -
                                                                                     --------------              ------------------
                                              Total current assets                        351,409                       450,100
                                                                                     --------------              ------------------
Fixed Assets:
  Office equipment                                                                         81,567                        75,000
  Production equipment for future use                                                     568,407                       397,427
  Accumulated depreciation and amortization                                               (23,698)                      (17,447)
                                                                                     --------------              ------------------
                                                  Net fixed assets                        626,276                       454,980
                                                                                     --------------              ------------------
Other Assets                                                                                3,447                         3,447
                                                                                     --------------              ------------------
                                                      Total assets                      $ 981,132                     $ 908,527
                                                                                     ==============              ==================

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                      $ 100,263                           $ -
  Accrued expenses                                                                         10,664                       130,527
                                                                                     --------------              ------------------
  Total current liabilities                                                               110,927                       130,527
                                                                                     --------------              ------------------
                                                 Total liabilities                        110,927                       130,527
                                                                                     --------------              ------------------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value;                                                     3,795,757                     2,971,601
  2,000,000 shares authorized,1,675 and 1,350
  shares issued and outstanding, as of June 30, 2001
  and December 31, 2000, respectively
  Common stock, $.001 par value;
  40,000,000 shares authorized;                                                             9,728                         9,667
  9,728,396 and 9,666,668 issued and outstanding, as of
  June 30, 2001 and December 31, 2000, respectively
  Additional paid-in capital                                                            9,914,768                     9,692,585
  Warrants outstanding                                                                    109,949                       109,949
  Deferred compensation                                                                  (371,400)                            -
  Deficit accumulated during the development stage                                    (12,588,597)                  (12,005,802)
                                                                                     --------------              ------------------
                                                                                          870,205                       778,000
                                                                                     --------------              ------------------
                        Total liabilities and stockholders' equity                      $ 981,132                     $ 908,527
                                                                                     ==============              ==================

            The accompanying notes are an integral part of these financial statements

                                       3.

                      International Dispensing Corporation
                         (A Development Stage Company)



                            STATEMENT OF OPERATIONS


                                                                                                                       Cumulative
                                                   Six Months                         Three Months                   from Inception
                                                     ended                               ended                      October 10, 1995
                                        --------------------------------    ----------------------------------          through
                                        June 30, 2001     June 30, 2000     June 30, 2001       June 30, 2000        June 30, 2001
                                        -------------     --------------    -------------       --------------     -----------------
                                         (unaudited)       (unaudited)       (unaudited)         (unaudited)          (unaudited)
Revenues                                $          -      $           -     $          -        $           -      $              -
                                        -------------     --------------    -------------       --------------     -----------------
Operating Expenses
General and administrative                   580,851            860,317          369,562              407,288             7,825,482
Depreciation and amortization                  6,251                  -            3,126                    -                42,798
                                        -------------     --------------    -------------       --------------     -----------------
               Total operating expenses      587,102            860,317          372,688              407,288             7,868,280
                                        -------------     --------------    -------------       --------------     -----------------
                   Loss from operations     (587,102)          (860,317)        (372,688)            (407,288)           (7,868,280)

Other income (expense)
Interest expense                                   -                  -                -                    -               (66,665)
Interest income                                4,307             12,929            1,306                6,624               440,275
                                        -------------     --------------    -------------       --------------     -----------------
     Net loss before extraordinary loss
            and discontinued operations     (582,795)          (847,388)        (371,382)            (400,664)           (7,494,670)

Extraordinary loss on retirement of debt           -                  -                 -                   -              (250,000)

Loss from discontinued operations                  -                  -                 -                   -              (843,927)
                                        -------------     --------------    -------------       --------------     -----------------
               Net loss                 $   (582,795)     $    (847,388)    $    (371,382)      $    (400,664)     $     (8,588,597)
                                        -------------     --------------    -------------       --------------     -----------------
Basic and diluted loss per share              ($0.06)            ($0.09)           ($0.04)             ($0.04)

Basic and diluted weighted average
    shares outstanding                     9,713,307          9,666,668         9,728,396           9,666,668


       The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                                  Cumulative
                                                                                                                from Inception
                                                                          Six months           Six months      October 10, 1995
                                                                             ended               ended              through
                                                                         June 30, 2001       June 30, 2000       June 30, 2001
                                                                       -----------------   -----------------   -----------------
                                                                          (unaudited)         (unaudited)         (unaudited)
Cash flows from operating activities:
Net loss                                                                 $ (582,795)         $ (847,388)        $ (8,588,597)
Adjustment for (income) loss from discontinued operations                       -                   -                843,927
                                                                       -----------------   -----------------   -----------------
Net loss from continuing operations                                        (582,795)           (847,388)          (7,744,670)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                               6,251                 -                 42,798
  Compensation from stock grant                                                 -                   -                 25,279
  Non-cash compensation                                                      25,000                 -                291,148
  Loss on retirement of debt                                                    -                   -                250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                             -                (3,300)                 -
    (Increase) decrease in prepaid expenses                                  10,674             (30,443)             (20,668)
    Increase in inventory                                                   (14,735)                -                (14,735)
    Increase in other assets                                                    -                    (1)              (3,447)
    Increase (decrease) in accrued expenses                                (119,863)             18,762              (19,776)
    Increase (decrease) in accounts payable                                 100,263             (89,742)             100,263
                                                                       -----------------   -----------------   -----------------
Net cash used in continuing operating activities:                          (575,205)           (952,112)          (7,093,808)
Net cash used in discontinued operations:                                       -                   -               (843,927)
                                                                       -----------------   -----------------   -----------------
Net cash used by operating activities:                                     (575,205)           (952,112)          (7,937,735)
                                                                       -----------------   -----------------   -----------------
Cash flows from operating activities:
 Purchase of fixed assets                                                   (177,548)            (5,351)            (669,075)
 Purchase of license                                                            -                   -             (4,000,000)
                                                                       -----------------   -----------------   -----------------
Net cash used in investing activities                                      (177,548)             (5,351)          (4,669,075)
                                                                       -----------------   -----------------   -----------------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                                  650,000             880,000            3,350,000
 Proceeds from private placement                                                -                   -              2,100,000
 Proceeds from issuance of convertible debt                                     -                   -                150,000
 Repayment of promissory note                                                   -                   -               (300,000)
 Repayment of bridge loans                                                      -                   -             (1,050,000)
 Repayment of convertible debt                                                  -                   -               (100,000)
 Proceeds from initial public offering                                          -                   -              8,772,815
                                                                       -----------------   -----------------   -----------------
Net cash provided from financing activities                                 650,000             880,000           12,922,815
                                                                       -----------------   -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                       (102,752)            (77,463)             316,006
Cash and cash equivalents, beginning of period                              418,758             416,322                  -
                                                                       -----------------   -----------------   -----------------
Cash and cash equivalents,end of period                                   $ 316,006           $ 338,859            $ 316,006
                                                                       =================   =================   =================
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                         -                   -
Non-cash investing and financing activities:
 Issuance of common stock                                                       -                   -
 Purchase of license from affiliate                                             -                   -


     The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
     THROUGH JUNE 30, 2001 and DECEMEBER 31, 2000, 1999, 1998, 1997 AND 1996



                                                                                                                 Additional
                                                          Preferred      Stock         Common         Stock        Paid-in
                                                            Shares       Amount        shares        amount        Capital
                                                         ----------------------------------------------------------------------
BALANCE, October 10, 1995 (inception)                             -     $       -           -      $      -      $      -
  Issuance of common stock pursuant to License Agreement          -             -     2,900,000         2,900           -
  Issuance of common stock pursuant to Settlement Agreement       -             -     1,950,000         1,950           -
  Issuance of common stock to management                          -             -       950,000           950        76,238
  Purchase of License from Affiliate                              -             -           -             -             -
  Issuance of common stock in private placement                   -             -        87,500            88        43,662
  Issuance of common stock rights in private placement            -             -           -             -         131,250
     Net loss                                                     -             -           -             -             -
                                                         ----------------------------------------------------------------------
BALANCE, December 31, 1995                                        -             -     5,887,500         5,888       251,150
  Issuance of common stock in private placement                   -             -       437,500           437       218,313
  Issuance of common stock rights in private placement            -             -           -             -         656,250
  Issuance of common stock to bridge lenders                      -             -     1,575,000         1,575        (1,575)
  of $1,227,193                                                   -             -     1,666,668         1,667     8,771,148
     Net loss                                                     -             -           -             -             -
                                                         ----------------------------------------------------------------------
BALANCE, December 31, 1996                                        -             -     9,566,668         9,567     9,895,286
  Net loss                                                                      -           -             -             -
                                                         ----------------------------------------------------------------------
BALANCE, December 31, 1997                                        -             -     9,566,668         9,567     9,895,286
  Net loss                                                        -             -           -             -             -
                                                         ----------------------------------------------------------------------
BALANCE, December 31, 1998                                        -             -     9,566,668         9,567     9,895,286
  Issuance of preferred stock in private placement                560     1,120,000         -             -             -
  Net loss                                                        -             -           -             -             -
                                                         ----------------------------------------------------------------------
BALANCE, December 31, 1999                                        560     1,120,000   9,566,668         9,567     9,895,286
                                                         ----------------------------------------------------------------------
  Issuance of preferred stock in private placement                790     1,580,000         -             -             -
  Accrued and unpaid preferred stock dividends                    -         271,601         -             -        (271,601)
  Issuance of warants to consultants                              -             -           -             -             -
  Issuance of common stock to consultants                         -             -       100,000           100        68,900
  Net loss                                                        -             -           -             -             -
                                                         ----------------------------------------------------------------------
BALANCE, December 31, 2000                                      1,350     2,971,601   9,666,668         9,667     9,692,585
                                                         ----------------------------------------------------------------------
  Issuance of preferred stock in private placement                325       650,000         -             -             -
  Accrued and unpaid preferred stock dividends                    -         174,156         -             -        (174,156)
  Issuance of options deferred compensation                       -             -           -             -         371,400
  Issuance of common stock to consultants                         -             -        61,728            61        24,939
  Net loss                                                        -             -           -             -             -
                                                         ----------------------------------------------------------------------
BALANCE, June 30, 2001                                          1,675    $3,795,757   9,728,396     $   9,728    $9,914,768
                                                         ----------------------------------------------------------------------


                                                                                          Deficit
                                                                                        Accumulated       Total
                                                                                         During the   Stockholders'
                                                             Warrants      Deferred     Development       Equity
                                                            Outstanding  Compensation      Stage       (Deficiency)
                                                            -------------------------------------------------------
BALANCE, October 10, 1995 (inception)                       $      -     $       -      $       -     $        -
  Issuance of common stock pursuant to License Agreement           -             -              -            2,900
  Issuance of common stock pursuant to Settlement Agreement        -             -              -            1,950
  Issuance of common stock to management                           -             -              -           77,188
  Purchase of License from Affiliate                               -             -       (4,000,000)    (4,000,000)
  Issuance of common stock in private placement                    -             -              -           43,750
  Issuance of common stock rights in private placement             -             -              -          131,250
     Net loss                                                      -             -         (249,795)      (249,795)
                                                            -------------------------------------------------------
BALANCE, December 31, 1995                                         -             -       (4,249,795)    (3,992,757)
  Issuance of common stock in private placement                    -             -              -          218,750
  Issuance of common stock rights in private placement             -             -              -          656,250
  Issuance of common stock to bridge lenders                       -             -              -              -
  of $1,227,193                                                    -             -              -        8,772,815
     Net loss                                                      -             -       (1,302,684)    (1,302,684)
                                                            -------------------------------------------------------
BALANCE, December 31, 1996                                         -             -       (5,552,479)     4,352,374
  Net loss                                                         -             -       (1,145,091)    (1,145,091)
                                                            -------------------------------------------------------
BALANCE, December 31, 1997                                         -             -       (6,697,570)     3,207,283
  Net loss                                                         -             -       (1,938,390)    (1,938,390)
                                                            -------------------------------------------------------
BALANCE, December 31, 1998                                         -             -       (8,635,960)     1,268,893
  Issuance of preferred stock in private placement                 -             -              -        1,120,000
  Net loss                                                         -             -       (1,702,108)    (1,702,108)
                                                            -------------------------------------------------------
BALANCE, December 31, 1999                                         -             -      (10,338,068)       686,785
                                                            -------------------------------------------------------
  Issuance of preferred stock in private placement                 -             -              -        1,580,000
  Accrued and unpaid preferred stock dividends                     -             -              -              -
  Issuance of warants to consultants                           109,949           -              -          109,949
  Issuance of common stock to consultants                          -             -              -           69,000
  Net loss                                                         -             -       (1,667,734)    (1,667,734)
                                                            -------------------------------------------------------
BALANCE, December 31, 2000                                     109,949           -      (12,005,802)       778,000
                                                            -------------------------------------------------------
  Issuance of preferred stock in private placement                 -             -              -          650,000
  Accrued and unpaid preferred stock dividends                     -             -              -              -
  Issuance of options deferred compensation                        -        (371,400)           -              -
  Issuance of common stock to consultants                          -             -              -           25,000
  Net loss                                                         -             -         (582,795)      (582,795)
                                                            -------------------------------------------------------
BALANCE, June 30, 2001                                      $  109,949 8 $  (371,400)8 $(12,588,597)  $    870,205
                                                            -------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                      International Dispensing Corporation
                          (A Development Stage Company)

                        Notes to the financial statements
     (Information as of and for the period ended June 30, 2001 is unaudited)

1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of June 30, 2001, statements of operations for the three and six months then ended and statements of cash flows for the six months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Results of operations for the six-month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception to June 30, 2001 of approximately $12.6 million and losses are continuing. Efforts to market its products have yet to result in the Company generating revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock.

The Company completed a private placement of $1.2 million dollars in preferred stock in the third quarter of 2000. The Company completed another private placement of approximately $650,000 during the first half of 2001. Further, the Company completed a preferred stock private placement of approximately $3.0 million dollars in July 2001 (see Note 4). In addition, management has taken certain steps and made significant management changes and reduced operating expenses for the first six months of 2001 as compared to the first six months of 2000 by 32%. The Company believes these steps will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

3.  Private Placements

During 2000, the Company designated 700 shares of the authorized Preferred Stock as Series C Redeemable Convertible Preferred Stock (the "Series C" Stock) and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain investors (the "Series C investors"). Series C Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series C Stock, at the discretion of the Company.

Each share of Series C Stock is convertible at the holder's option into approximately 6,667 shares of common Stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.30 per share. Each share of Series C Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series C Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends. Pursuant to the Series C Subscription Agreement, in August and December 2000, the Series C Investors purchased an aggregate of 350 shares of Series C Stock and warrants for an additional 350 shares of Series C Stock at a price of $2,000 per share. As of December 31, 2000, 175 of these warrants expired. As of June 30, 2001, 150 of the remaining warrants were exercised for an aggregate purchase price of $350,000 and the remaining warrants expired on June 30, 2001.

In January 2001, the Company sold to one investor 50 shares of the Series C Stock and warrants to purchase an additional 50 shares of Series C Stock, for an aggregate purchase price of $100,000. These warrants expired on June 30, 2001. In May and June 2001, the Company sold to investors an aggregate of 100 shares of the Series C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. These warrants entitle the holder to purchase shares of Series C Stock for a price of $2,000 per share. As of June 30, 2001, 25 of these warrants were exercised for an aggregate purchase price of $50,000 and the remaining warrants expire on December 31, 2001.

The following is a summary of the Company's preferred stock as of June 30, 2001 and December 31, 2000:

                                                              June 30, 2001     December 31, 2000
                                                              -------------     -----------------
Series A, $.001 par value, 12% Cumulative dividends,
each share convertible at holder's option to approximately
9,091 shares of common stock, 2,000 shares
Authorized, 560 shares outstanding as of June 30, 2001 and
December 31, 2000.                                              $1,120,000           $1,120,000


Series B, $.001 par value, 12% Cumulative dividends,
each share convertible at holder's option to approximately
5,714 shares of common stock, 1,500 shares
Authorized, 440 shares outstanding as of June 30, 2001 and
December 31, 2000.                                                 880,000              880,000

Series C, $.001 par value, 12% Cumulative dividends,
each share convertible at holder's option to approximately
6,667 shares of common stock, 700 shares
Authorized, 675 shares outstanding as of June 30, 2001 and
350 shares outstanding at December 31, 2000.                     1,350,000              700,000

Cumulative Preferred Dividends                                     445,757              271,601

Total Preferred Stock                                           $3,795,757           $2,971,601
                                                                ==========           ==========

4.  STOCK OPTION PLAN

Under APB No. 25, the Company recorded deferred compensation expense of $371,400 relating to options to purchase 300,000 shares granted in June of 2001 equal to the difference between the estimated fair value of the Company's common stock on the granted date and the exercise price of the options. The expense will be recognized ratably over the vesting period of the options, which is generally three years. For the three and six months ended June 30, 2001, the Company did not record any expense related to this transaction.

5.   Subsequent Event

In July 2001, the Company designated 3,000 shares of the authorized Preferred Stock as Series D Redeemable Convertible Preferred Stock (the "Series D Stock") and entered into a Subscription Agreement (the "Series D Subscription Agreement") with one investor who purchased 1,500 shares of Series D Stock for an aggregate purchase price of $3.0 million dollars. The Series D Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series D Stock, at the discretion of the Company. Each share of Series D Stock is convertible at the holder's option into approximately 2,000 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. Each share of Series D Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series D Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on Page 3 and financial information included elsewhere in this report.

The Company completed an extensive review process with NSF International, The Public Health and Safety Company (TM) in the second quarter. The Company received NSF International's C-2 certification on its aseptic gravity flow valve. NSF International is an independent, certification laboratory that has been recognized worldwide as an authority on food safety for more than a half century. The Company is now certified and able to produce over 5 million gravity flow valves from its existing production tools.

In the second quarter of 2001, the Company completed production of a second, single cavity production tool designed to produce the first disposable, aseptic gravity flow valve for the dairy, isotonic, coffee and juice industries. The production tools will be supported by a semi-automated assembly system.

The Company anticipates it will be in a position to generate sales revenue from the gravity flow valve in the last half of 2001 and will no longer be a development stage company after year end.

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

In the first quarter of 2001, the Company completed production of its Beverage Carafe tools and will begin the process of building Beverage Carafe inventories in the second half of 2001. The Company is marketing the disposable Beverage Carafe to national, regional and local food service and convenient outlet distributors. The Company believes it will generate sales revenue from this product in the last half of 2001.

The Company has also completed the design for a new Fresh Flow System dispensing system that maintains the commercial sterility of a beverage concentrate. The Fresh Flow System is a beverage dispensing system that mixes viscous concentrates with water or another dilutent to produce ready-to-drink juice, dairy, and coffee or tea beverage. The Fresh Flow System has been designed to eliminate the need for a peristaltic pump to portion out the beverage concentrate.

The Company has completed the design for a Portion Control Pump dispensing system that will attach to flexible packaging and dispense flowable foods. The Company is in discussions with a global packaging company to adapt the Company's proprietary dispensing technology to their package.

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


                              Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

Revenue - The Company has not generated any revenue since its inception.

Operating Expenses - For the three and six months ended June 30, 2001, the Company had operating expenses of $372,668 and $587,102, respectively, representing a decrease of $34,600 and $273,215 respectively, versus the same periods last year. These decreases primarily represents decreased research and development expenses as a result of the Company having completed the majority of its research and development on its current product and development initiatives.

Net Loss - For the three and six months ended June 30, 2001, the Company had a net loss of $ 371,382 and $582,795 respectively, versus a net loss of $400,664 and $847,388 respectively for the three and six months ended June 30, 2000 principally as a result the Company's decreased operating expenses.

                               Financial Condition

As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through June 30, 2001. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until at least the third quarter of the fiscal year 2001.

As of June 30, 2001, the Company had working capital of approximately $240,482. In the first and second quarter of fiscal 2001,the Company received an aggregate of $650,000 from the purchase of Series C Stock by five investors. In July 2001 the Company received $3.0 million dollars from the purchase of Series D Stock by one investor. The proceeds from this sale will provide the Company with sufficient operating funds to continue operations through the third quarter of 2003 even if the Company were not to generate any revenue.

The Company's spending rate from March to June 2001 was approximately $123,000 per month. The Company anticipates that for the third quarter of 2001 the monthly spending rate will be approximately $125,000 per month. The majority of the Company's follow-on expenditures will be related to Sales & Marketing as well as the Company's new product lines and new product development efforts. In addition, the Company will also incur capital expenditures for multi-cavity molds, steel dyes, raw materials and the cost to manufacture the products.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.
                  None

Item 2.  Changes in Securities and Use of Proceeds.

In the second quarter 2001, the Company sold to two investors 100 shares of Series C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. The entire purchase price for the Series C Stock was paid for in cash. There were no underwriters with respect to this transaction. Each share of Series C Stock is convertible at the holder's option into approximately 6,670 shares of Common Stock of the Company, plus additional shares of Common Stock for accrued but unpaid dividends at the conversion rate of $.30 per share. The warrants entitle the holder to purchase Series C Stock for a price of $2,000 per share. The Company believes that the Series C Stock and warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Also in the second quarter of 2001, four investors exercised warrants to purchase 175 shares of the Company's Series C Stock for an aggregate purchase price of $350,000. The entire purchase price for the Series C Stock was paid for in cash. There were no underwriters with respect to this transaction. The Company believes that the Series C Stock was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In July 2001, the Company sold to one investor 1,500 shares of the Company's Series D Stock for an aggregate purchase price of $3,000,000. The entire purchase price for the Series D Stock was paid for in cash. There were no underwriters with respect to this transaction. Each share of Series D Stock is convertible at the holder's option into 2,000 shares of Common Stock of the Company, plus additional shares of Common Stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. The Company believes that the Series D Stock was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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


                                        INTERNATIONAL DISPENSING
                                        CORPORATION


Date: August 14, 2001                   By: /s/ Gary Allanson
                                        --------------------------
                                        Gary Allanson
                                        Chief Executive Officer & President
                                        (Principal Executive, Accounting and
                                        Financial Officer)