Form 10QSB
period 2001-09-30
INTERNATIONAL DISPENSING CORP
filed 2001-10-23
CIK 1016739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 -       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

  __     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from ____________to _____________

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

                                 (410) 729-0125
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No __
      -

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,728,396 shares of Common Stock as of October 10, 2001

Transitional Small Business Disclosure Format (Check One): Yes __    No  X
                                                                         -

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents


Part I - FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------
Item 1.  Financial Statements

         Balance Sheet at September 30, 2001 (unaudited)                                3
         and December 31, 2000

         Statements of Operations for the Nine Months and Three Months                  4
         Ended September 30, 2001 and 2000 and for the Period from Inception
         (October 10, 1995) through September 30, 2001

         Statements of Cash Flows for the Nine Months Ended                             5
         September 30, 2001 and 2000 and for the Period from Inception
         (October 10, 1995) through September 30, 2001

         Statements of Changes in Stockholders' Equity (Deficiency) for the
         Period from Inception (October 10, 1995) through September 30, 2001
         and December 31, 2000, 1999, 1998, 1997, 1996 and 1995                         6

         Notes to Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis or Plan of Operation                      9


Part II -  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              11

Item 2.  Changes in Securities and Use of Proceeds                                      11

Item 3.  Defaults Upon Senior Securities                                                12

Item 4.  Submission of Matters to a Vote of Security Holders                            12

Item 5.  Other Information.                                                             12

Item 6.  Exhibits and Reports on Form 8-K                                               12

               INTERNATIONAL DISPENSING CORPORATION


                  (A Development Stage Company)

                          BALANCE SHEET

                                                                             September 30, 2001               December 31, 2000
                                                                            ---------------------            --------------------
                                                                                 (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                                     $       2,763,813               $       418,758
  Prepaid expenses                                                                              -                        31,342
  Inventory                                                                                17,865                             -
                                                                             ---------------------            -------------------
                                         Total current assets                           2,781,678                      450,100
                                                                             ---------------------            -------------------

Fixed Assets:
  Office equipment                                                                         85,746                       75,000
  Production equipment for future use                                                     679,160                      397,427
  Accumulated depreciation and amortization                                               (26,824)                     (17,447)
                                                                             ---------------------            -------------------
                                             Net fixed assets                             738,082                      454,980
                                                                             ---------------------            -------------------
Other Assets                                                                                3,447                        3,447
                                                                             ---------------------            -------------------
                                                 Total assets                   $       3,523,207               $      908,527
                                                                             =====================            ===================

Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                                                       $ 46,533                          $ -
  Accrued expenses                                                                         26,302                      130,527
                                                                             ---------------------            -------------------
  Total current liabilities                                                                72,835                      130,527
                                                                             ---------------------            -------------------
                                            Total liabilities                              72,835                      130,527
                                                                             ---------------------            -------------------

Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value;
  2,000,000 shares authorized, 3,175 and 1,350
  shares issued and outstanding, as of September 30, 2001
  and December 31, 2000, respectively                                                   6,974,174                    2,971,601
  Common stock, $.001 par value;
  40,000,000 shares authorized;
  9,728,396 and 9,666,668 issued and outstanding, as of
  September 30, 2001 and December 31, 2000, respectively                                    9,728                        9,667
  Additional paid-in capital                                                            9,736,351                    9,692,585
  Warrants outstanding                                                                    109,949                      109,949
  Deferred compensation                                                                  (247,600)                           -
  Deficit accumulated during the development stage                                    (13,132,230)                 (12,005,802)
                                                                             ---------------------            -------------------
                                                                                        3,450,372                      778,000
                                                                             ---------------------            -------------------
                        Total liabilities and stockholders' equity              $       3,523,207               $      908,527
                                                                             =====================            ===================

    The accompanying notes are an integral part of these financial statements

                             STATEMENT OF OPERATIONS



                                                          Nine Months                               Three Months
                                                             ended                                     ended
                                           ----------------------------------------    --------------------------------------
                                           September 30, 2001   September 30, 2000     September 30, 2001  September 30, 2000
                                               (unaudited)         (unaudited)           (unaudited)           (unaudited)


Revenues                                   $                -   $                -     $                -  $                -
                                           ------------------   ------------------     ------------------- ------------------
Operating expenses
   General and administrative                       1,140,302            1,194,650                557,965             334,333
   Depreciation and amortization                        9,377                    -                  3,126                   -
                                           ------------------   ------------------     ------------------- ------------------
               Total operating expenses             1,149,679            1,194,650                561,091             334,333
                                           ------------------   ------------------     ------------------- ------------------
               Loss from operations                (1,149,679)          (1,194,650)              (561,091)          (334,333)


Other income (expense)
   Interest expense                                         -                    -                      -                  -
   Interest income                                     23,251               16,216                 18,945              3,286
                                           ------------------   ------------------     ------------------- ------------------
      Net loss before extraordinary loss
          and discontinued operations              (1,126,428)          (1,178,434)              (542,146)          (331,047)


Extraordinary loss on retirement of debt                    -                    -                      -                  -

Loss from discontinued operations                           -                    -                      -                  -
                                           ------------------   ------------------     ------------------- ------------------
               Net loss                    $       (1,126,428)  $       (1,178,434)    $         (542,146) $        (331,047)
                                           ==================   ==================     =================== ==================

Basic and diluted loss per share                      ($0.12)               ($0.12)                ($0.06)            ($0.04)

Basic and diluted weighted average
    shares outstanding                             9,718,337             9,623,967              9,728,396          9,666,668



                                               Cumulative
                                             from Inception
                                           October 10, 1995
                                                   through
                                           September 30, 2001
                                           ------------------
                                              (unaudited)

Revenues                                   $                -
                                           ------------------
Operating expenses
   General and administrative                       8,384,933
   Depreciation and amortization                       45,924
                                           ------------------
               Total operating expenses             8,430,857
                                           ------------------
               Loss from operations                (8,430,857)


Other income (expense)
   Interest expense                                   (66,665)
   Interest income                                    459,219
                                           ------------------
      Net loss before extraordinary loss
          and discontinued operations              (8,038,303)


Extraordinary loss on retirement of debt             (250,000)

Loss from discontinued operations                    (843,927)
                                           ------------------
               Net loss                    $       (9,132,230)
                                           ==================

Basic and diluted loss per share

Basic and diluted weighted average
    shares outstanding



   The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPENSING CORPORATION
                    (A Development Stage Company)

                       STATEMENT OF CASH FLOWS

                                                                                                                      Cumulative
                                                                                                                    from Inception
                                                                     Nine months             Nine months           October 10, 1995
                                                                       ended                   ended                  through
                                                                  September 30, 2001      September 30, 2000      September 30, 2001
                                                                     (unaudited)             (unaudited)             (unaudited)
                                                                  ------------------      ------------------      ------------------
Cash flows from operating activities:
Net loss                                                           $     (1,126,428)       $     (1,178,434)       $     (9,132,230)
Adjustment for (income) loss from discontinued operations                         -                       -                 843,927
Net loss from continuing operations                                      (1,126,428)             (1,178,434)             (8,288,303)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                               9,377                       -                  45,924
  Compensation from stock grant                                                   -                       -                  25,279
  Non-cash compensation                                                     148,800                       -                 414,948
  Loss on retirement of debt                                                      -                       -                 250,000
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses                                  31,342                 (11,708)                      -
    Increase in inventory                                                   (17,865)                      -                 (17,865)
    Decrease (Increase) in other assets                                           -                  23,200                  (3,447)
    Increase (decrease) in accrued expenses                                (104,225)                 39,767                  (4,138)
    Increase (decrease) in accounts payable                                  46,533                (175,801)                 46,533
                                                                  ------------------      ------------------      ------------------
Net cash used in continuing operating activities:                        (1,012,466)             (1,302,976)             (7,531,069)
Net cash provided by (used in) discontinued operations:                           -                       -                (843,927)
                                                                  ------------------      ------------------      ------------------
Net cash used by operating activities:                                   (1,012,466)             (1,302,976)             (8,374,996)
                                                                  ------------------      ------------------      ------------------
Cash flows from operating activities:
  Purchase of fixed assets                                                 (292,479)                 38,401                (784,006)
  Purchase of license                                                             -                       -              (4,000,000)
                                                                  ------------------      ------------------      ------------------
Net cash used in investing activities                                      (292,479)                 38,401              (4,784,006)
                                                                  ------------------      ------------------      ------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                               3,650,000               1,280,000               6,350,000
  Proceeds from private placement                                                 -                       -               2,100,000
  Proceeds from issuance of convertible debt                                      -                       -                 150,000
  Repayment of promissory note                                                    -                       -                (300,000)
  Repayment of bridge loans                                                       -                       -              (1,050,000)
  Repayment of convertible debt                                                   -                       -                (100,000)
  Proceeds from initial public offering                                           -                       -               8,772,815
                                                                  ------------------      ------------------      ------------------
Net cash provided from financing activities                               3,650,000               1,280,000              15,922,815
                                                                  ------------------      ------------------      ------------------
Net increase (decrease) in cash and cash equivalents                      2,345,055                  15,425               2,763,813
Cash and cash equivalents, beginning of period                              418,758                 416,322                       -
                                                                  ------------------      ------------------      ------------------
Cash and cash equivalents,end of period                            $      2,763,813        $        431,747        $      2,763,813
                                                                  ==================      ==================      ==================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                          -                       -
Non-cash investing and financing activities:
  Issuance of common stock                                                        -                       -
  Purchase of license from affiliate                                              -                       -


    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
 THROUGH SEPTEMBER 30, 2001 and DECEMEBER 31, 2000, 1999, 1998, 1997, 1996 AND 1995


                                                                                                                          Additional
                                                               Preferred        Stock        Common         Stock           Paid-in
                                                                Shares          Amount       Shares         Amount          Capital
                                                               ---------------------------------------------------------------------
BALANCE, October 10, 1995 (inception)                              -             $ -            -          $ -               $ -
   Issuance of common stock pursuant to License Agreement          -               -       2,900,000        2,900              -
   Issuance of common stock pursuant to Settlement Agreement       -               -       1,950,000        1,950              -
   Issuance of common stock to management                          -               -         950,000          950            76,238
   Purchase of License from Affiliate                              -               -            -            -                 -
   Issuance of common stock in private placement                   -               -          87,500           88            43,662
   Issuance of common stock rights in private placement            -               -            -            -              131,250
      Net loss                                                     -               -            -            -                 -
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1995                                         -               -       5,887,500        5,888           251,150
   Issuance of common stock in private placement                   -               -         437,500          437           218,313
   Issuance of common stock rights in private placement            -               -            -            -              656,250
   Issuance of common stock to bridge lenders                      -               -       1,575,000        1,575            (1,575)
   of $1,227,193                                                   -               -       1,666,668        1,667         8,771,148
      Net loss                                                     -               -            -            -                 -
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1996                                         -               -       9,566,668        9,567         9,895,286
      Net loss                                                     -               -            -            -                 -
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1997                                         -               -       9,566,668        9,567         9,895,286
      Net loss                                                      -              -            -            -                 -
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1998                                         -               -       9,566,668        9,567         9,895,286
   Issuance of preferred stock in private placement               560        1,120,000          -            -                 -
      Net loss                                                     -               -            -            -                 -
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1999                                        560        1,120,000     9,566,668        9,567         9,895,286
   Issuance of preferred stock in private placement               790        1,580,000          -            -                 -
   Accrued and unpaid preferred stock dividends                    -           271,601          -            -             (271,601)
   Issuance of warants to consultants                              -               -            -            -                 -
   Issuance of common stock to consultants                         -               -         100,000          100            68,900
      Net loss                                                     -               -            -            -                 -
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 2000                                      1,350        2,971,601     9,666,668        9,667         9,692,585
   Issuance of preferred stock in private placement             1,825        3,650,000          -            -                 -
   Accrued and unpaid preferred stock dividends                    -           352,573          -            -             (352,573)
   Issuance of options deferred compensation                       -               -            -            -              371,400
   Issuance of common stock to consultants                         -               -          61,728           61            24,939
      Net loss                                                     -               -            -            -                 -
                                                               ---------------------------------------------------------------------
BALANCE, September 30, 2001                                     3,175    $6,974,174.00     9,728,396   $ 9,728.00     $9,736,351.00
                                                               =====================================================================

                                                                                                      Deficit
                                                                                                    Accumulated             Total
                                                                                                     During the         Stockholders
                                                                   Warrants        Deferred         Development           Equity
                                                                  Outstanding    Compensation          Stage            (Deficiency
                                                               ---------------------------------------------------------------------
BALANCE, October 10, 1995 (inception)                                $ -             $ -                  $ -               $ -
   Issuance of common stock pursuant to License Agreement              -               -                    -                2,900
   Issuance of common stock pursuant to Settlement Agreement           -               -                    -                1,950
   Issuance of common stock to management                              -               -                    -               77,188
   Purchase of License from Affiliate                                  -               -              (4,000,000)       (4,000,000)
   Issuance of common stock in private placement                       -               -                    -               43,750
   Issuance of common stock rights in private placement                -               -                    -              131,250
      Net loss                                                         -               -                (249,795)         (249,795)
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1995                                             -               -              (4,249,795)       (3,992,757)
   Issuance of common stock in private placement                       -               -                    -              218,750
   Issuance of common stock rights in private placement                -               -                    -              656,250
   Issuance of common stock to bridge lenders                          -               -                    -                 -
   of $1,227,193                                                       -               -                    -            8,772,815
      Net loss                                                         -               -              (1,302,684)       (1,302,684)
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1996                                             -               -              (5,552,479)        4,352,374
      Net loss                                                         -               -              (1,145,091)       (1,145,091)
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1997                                             -               -              (6,697,570)        3,207,283
      Net loss                                                         -               -              (1,938,390)       (1,938,390)
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1998                                             -               -              (8,635,960)        1,268,893
   Issuance of preferred stock in private placement                    -               -                    -            1,120,000
      Net loss                                                         -               -              (1,702,108)       (1,702,108)
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 1999                                             -               -             (10,338,068)          686,785
   Issuance of preferred stock in private placement                    -               -                    -            1,580,000
   Accrued and unpaid preferred stock dividends                        -               -                    -                 -
   Issuance of warants to consultants                              109,949             -                    -              109,949
   Issuance of common stock to consultants                             -               -                    -               69,000
      Net loss                                                         -               -              (1,667,734)       (1,667,734)
                                                               ---------------------------------------------------------------------
BALANCE, December 31, 2000                                         109,949             -             (12,005,802)          778,000
   Issuance of preferred stock in private placement                    -               -                    -            3,650,000
   Accrued and unpaid preferred stock dividends                        -               -                    -                 -
   Issuance of options deferred compensation                           -           (247,600)                -              123,800
   Issuance of common stock to consultants                             -               -                    -               25,000
      Net loss                                                         -               -              (1,126,428)       (1,126,428)
                                                               ---------------------------------------------------------------------
BALANCE, September 30, 2001                                    $ 109,949.00     $ (247,600.00)   $(13,132,229.55)   $ 3,450,372.45
                                                               =====================================================================

        The accompanying notes are an integral part of these statements.

                      International Dispensing Corporation
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
  (Information as of and for the period ended September 30, 2001 is unaudited)

1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2001, statements of operations for the three and nine months then ended and statements of cash flows for the nine months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Results of operations for the nine-month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception to September 30, 2001 of approximately $13.1 million and losses are continuing. Efforts to market its products have yet to result in the Company generating revenue. The Company's primary source of funds since inception has been from the sale of its common and preferred stock.

The Company completed a private placement of $1.2 million dollars in preferred stock in the third quarter of 2000. The Company completed another private placement of approximately $650,000 during the first half of 2001. Further, the Company completed a preferred stock private placement of approximately $3.0 million dollars in July 2001 (see Note 3). In addition, management has taken certain steps, made significant management changes and reduced operating expenses for the first nine months of 2001 as compared to the first nine months of 2000 by 4%. The Company believes these steps will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

3.  Private Placements

During 2000, the Company designated 700 shares of the authorized Preferred Stock as Series C Redeemable Convertible Preferred Stock (the "Series C Stock") and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain investors (the "Series C Investors"). Series C Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series C Stock, at the discretion of the Company.

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

The following is a summary of the Company's preferred stock as of September 30, 2001 and December 31, 2000:

                                                              September 30, 2001      December 31, 2000
                                                              ------------------      -----------------
Series A, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 9,091 shares of common stock, 2,000 shares
authorized, 560 shares outstanding as of September 30, 2001
and December 31, 2000.                                            $1,120,000              $1,120,000


Series B, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 5,714 shares of common stock, 1,500 shares
authorized, 440 shares outstanding as of September 30, 2001
and December 31, 2000.                                               880,000                 880,000

Series C, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 6,667 shares of common stock, 700 shares
authorized, 675 shares outstanding as of September 30, 2001
and 350 shares outstanding at December 31, 2000.                   1,350,000                 700,000

Series D, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 2,000 shares of common stock, 3,000 shares
authorized, 1,500 shares outstanding as of September 30, 2001      3,000,000                   -


Cumulative Preferred Dividends                                       624,174                 271,601
                                                                 ------------            ------------

Total Preferred Stock                                             $6,974,174              $2,971,601
                                                                 ============            ============

4.  STOCK OPTION PLAN

Under APB No. 25, the Company recorded deferred compensation expense of $371,400 relating to options to purchase 300,000 shares granted in June of 2001 equal to the difference between the estimated fair value of the Company's common stock on the grant date and the exercise price of the options. The expense will be recognized ratably over the vesting period of the options, which is generally three years. For the three and nine months ended September 30, 2001, the Company recorded $123,800 in expense related to this transaction.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on Page 3 and financial information included elsewhere in this report.

The Company anticipates it will generate sales revenue and profits from the gravity flow valve and beverage carafe in the fourth quarter of 2001. However as of this filing the Company has not obtained any purchase commitments for these products. The events of September 11, 2001 delayed completion of the field trials for such products, which are currently underway.

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

 In the third quarter of 2001, the Company's semi-automated assembly system came online. The semi-automated system can assemble over 5.0 million gravity flow valves per year.

The Company has completed the design and has filed for patent protection on a new Disposable Beverage Carafe ("Beverage Carafe") that can safely transport up to 96 ounces of a hot beverage. The beverage carafe allows consumers and food service providers to safely transport multiple cups of coffee while maintaining the product's hot temperature. The Company believes it will generate sales revenue from this product in the last quarter of 2001.


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


                              Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue - The Company has not generated any revenue since its inception.

Operating Expenses - For the three and nine months ended September 30, 2001, the Company had operating expenses of $561,091 and $1,149,679, respectively, representing an increase of $226,758 and a decrease of $44,971 respectively, versus the same periods last year. The increase represents the recognition of $123,800 in deferred compensation and an increase in engineering costs relating to the field trials for the Company's gravity flow valve and Beverage Carafe. The decreases primarily represent decreased research and development expenses as a result of the Company having completed the majority of its research and development on its current product and development initiatives.

Net Loss - For the three and nine months ended September 30, 2001, the Company had a net loss of $542,146 and $1,126,428 respectively, versus a net loss of $331,047 and $1,178,434 respectively for the three and nine months ended September 30, 2000. The increase loss for the three-month period is due principally as a result of the Company's recognition of the deferred compensation and engineering cost. The decrease in the nine-month period is due to the decrease in other operating expenses.

                               Financial Condition

As reflected in the financial statements, the Company has experienced continuing net losses and negative cash flows from operations through September 30, 2001. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage and does not anticipate generating any operating revenue until the fourth quarter of fiscal year 2001.

As of September 30, 2001, the Company had working capital of approximately $2,708,843. In the first and second quarter of fiscal 2001,the Company received an aggregate of $650,000 from the purchase of Series C Stock by five investors. In July 2001 the Company received $3.0 million dollars from the purchase of Series D Stock by one investor. The proceeds from this sale will provide the Company with sufficient operating funds to continue operations through the third quarter of 2003 even if the Company were not to generate any revenue.

The Company's spending rate from July to September 2001 was approximately $181,000 per month. The Company anticipates that for the fourth quarter of 2001 the monthly spending rate will be approximately $145,000 per month. The majority of the Company's follow-on expenditures will be related to Sales & Marketing as well as the Company's new product lines and new product development efforts. In addition, the Company will also incur capital expenditures for multi-cavity molds, steel dyes, raw materials and the cost to manufacture the products.

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


                                     INTERNATIONAL DISPENSING
                                     CORPORATION


Date: October 14, 2001               BY: /s/ Gary Allanson
                                     ------------------------------------------

                                     Gary Allanson
                                     Chief Executive Officer & President
                                     (Principal Executive, Accounting and
                                     Financial Officer)