Form 10KSB
period 2001-12-31
INTERNATIONAL DISPENSING CORP
filed 2002-04-01
CIK 1016739

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB

        (Mark One)

          |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934.

               For the fiscal year ended DECEMBER 31, 2001

                                       OR

          |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from __________ to ____________

                         Commission file number: 0-21489

                      INTERNATIONAL DISPENSING CORPORATION
                      ------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                         13-3856324
---------------------------------                        -------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

         I-97 BUSINESS PARK,
   1111 BENFIELD BLVD., SUITE 230,
        MILLERSVILLE, MARYLAND                                  21108
----------------------------------------                 -------------------
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock as of March 15, 2002 as reported on the National Association of Securities Dealers OTC Bulletin Board was approximately $13,147,000. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the registrant are affiliates of the registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 9,728,396 shares of Common Stock outstanding as of March 15, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Documents Incorporated by Reference: None

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS BOTH HISTORICAL AND "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ANY SUCH "FORWARD-LOOKING" STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE, AND ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OR PERFORMANCE TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR FROM THE ANTICIPATED RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BECAUSE OF SUCH FACTORS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE ANTICIPATED RESULTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO: ECONOMIC CONDITIONS, GOVERNMENTAL REGULATIONS, TECHNOLOGICAL ADVANCES, PRICING AND COMPETITION, ACCEPTANCE BY THE MARKETPLACE OF NEW PRODUCTS, RETENTION OF KEY PERSONNEL, THE SUFFICIENCY OF FINANCIAL RESOURCES TO SUSTAIN AND EXPAND THE COMPANY'S OPERATIONS, AND OTHER FACTORS DESCRIBED IN THIS REPORT( INCLUDING THOSE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" CONTAINED IN ITEM 1 OF THIS REPORT) AND IN PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD NOT PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND SHOULD BE AWARE THAT EXCEPT AS MAY BE OTHERWISE LEGALLY REQUIRED OF THE COMPANY, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

PRODUCTS AND TECHNOLOGIES

International Dispensing Corporation (the "Company" or "IDC"), is a Research & Development company that designs and manufactures proprietary, aseptic or hygienic packaging and dispensing solutions for the multi-billion-dollar food service, high-end chain grocery, premium dairy, specialty coffee, neutraceutical and pharmaceutical industries worldwide.

The Company's mission is to develop premium packaging and dispensing technologies that permit our customers to enter high-end categories (i.e., aseptic dairy products, saline solutions and food supplements) or expand existing category growth rates by offering new packaging solutions or dispensing technologies for premium products (i.e., premium nacho cheese sauces, neutraceuticals and premium sauces). The Company's strategy is to invent, market and manufacture cost-effective packaging and dispensing solutions that focus on best-of-breed product safety, product quality and product yields.

In order to differentiate itself and its technologies from other packaging companies, IDC applies four guiding principles that are the cornerstone of its business plan. First, the Company's strategic focus is aligned with high growth, high margin industries and premium product categories. Second, a compressed 18-month product development cycle brings innovative solutions to market -- from concept to commercial solution -- to meet customer demand. Third, the Company focuses exclusively on packaging or dispensing innovations for which there is a high probability of obtaining patent protection. Fourth, the Company will only undertake to develop packaging or dispensing solutions that offer potential customers or the industry a significant technological advancement.

In 2001, the Company developed several new products and introduced two (2) new products. The first new product introduced was a disposable Beverage Carafe which was introduced in the third quarter of 2001. The second new product introduced was an aseptic Gravity Flow Valve ("GFV") that was introduced in the fourth quarter. Due to the events that occurred on September 11, 2001, the introduction of the GFV was delayed until December 2001.

The Company generated revenues in 2001, the first time revenues were realized in the Company's history. The Company currently has no debt and management plans that it will become cash flow neutral in or before the fourth quarter of 2002 . The Company believes it will achieve this milestone as a result of the forecasted GFV and Beverage Carafe sales revenues and gross profit contributions. The Company also plans to introduce at least one (1) new product in 2002.

All of the Company's proprietary packaging and dispensing technologies were developed internally and commercialized through development agreements with end-user customers such as SYSCO Foods Services, Wegmans Food, Giant Foods, Goodwest Industries, Campina Dairy, and City Dock Cafe. The Company is also developing new packaging and dispensing technologies through development agreements with packaging and dispensing companies.

The Company's original goal was to develop and commercialize products from a body of patents licensed from Reseal International Corporation ("RIC"). After more substantive investigation of the RIC patented technologies, a strategic decision was made by IDC's Board of Directors not to invest any further funds into commercializing RIC's technology in 2002. The Company plans to leave all of its options open with regard the Company's right to commercialize the RIC technology in their "field of use" as outlined in the license agreement with RIC and has embarked on a second strategy to develop new aseptic technologies. The Company achieved several technological advances independently in 1999 , 2000 and 2001 and filed for patent protection worldwide on such technology.

In 2001, the Company also embarked on several joint product development initiatives with potential customers. The products developed and in the development process are as follows:

The Company has developed three versions of its proprietary, disposable, GFV. The first version is an aseptic (free from microorganisms) GFV designed to work with a flexible or semi-rigid package (i.e. aseptic milk, 100% juices, isotonic beverages, saline solutions). The second valve is a non-aseptic GFV designed to work with a flexible package (i.e., wine, preserved juices, water, supplements). The third version is a "vented" GFV designed to work with a rigid package that dispenses either food or nonfood products (i.e., water, detergents and chemical solvents). The Company also developed a hygienic Portion Control Pump (to dispense such products as nacho cheese, premium sauces and food supplements) a Fast Click(TM) connector system that works in conjunction with the Portion Control Pump (the connector system quickly connects a soft-sided package or flexible pouch to a pump); a 96 ounce, disposable Beverage Carafe (a flexible package that transports hot or cold beverages, premium soups and nonfood products) and a Fresh Flow System (a mechanical system that hygienically mixes concentrates with the appropriate liquid base).

The Company is the first dispensing manufacturer to introduce a 5-piece, aseptic GFV to the dairy industry. The Company worked with Goodwest Industries, a leader in the dairy industry, to introduce the Company's 5-piece, aseptic dispensing valve on the complete line of Parmalat Dairy's aseptic dairy products. The aseptic GFV has been designed and manufactured to withstand 5 mega-rads of irradiation and temperatures in excess of 280 degrees Fahrenheit in the steam sterilization process. In June, 2001 NSF International, The Public Health and Safety Company(TM), a leader in food and beverage safety for more than a half century, awarded the Company its coveted C2 Special Equipment & Component Certification. The news of the NSF certification combined with the Parmalat introduction has helped accelerate the introduction of the Company's GFV technology worldwide. The Company also developed a non-aseptic version of the GFV that will be used to dispense wines, water, preserved juices, carbonated beverages or non-food products from either a flexible or semi-rigid package. The Company anticipates receiving patent protection in many countries for the aseptic valve as well as the non-aseptic and vented derivatives of the gravity flow valve technology.

The 96-ounce disposable Beverage Carafe was commercialized in 2001. The Beverage Carafe is a response to the need for a more efficient and safe way of transporting large quantities of premium coffee, soups or stews, "on the go", while retaining product quality. The Beverage Carafe is a flexible, disposable packaging design that has been generating growing interest in the multi-billion dollar food service, convenience, grocery, catering and specialty coffee industries. The Company is actively marketing the Beverage Carafe to all industry segments, including the military. The Company recently added Giant Foods, Wegmans and SYSCO Food Service to its growing customer list. The Company has also been approached by a number of leading non-food producers, such as pet food, motor oil, chemical and pharmaceutical companies to adopt its packaging concept to their product needs.

In March of 2002 the U.S. Patent and Trademark Office notified the Company that it has allowed the Company's utility patent application for its Beverage Carafe. Once issued, the utility patent will provide the Company with U.S. market exclusivity for its bulk beverage package until 2020. The Company is awaiting notification about certain international patent applications.

During 2001 the Company completed development on the Portion Control Pump platform and a Fast Click(TM) connecting device. These two technologies work together to deliver a hygienic dispensing system called the portion control pump (the "PCP").

During the PCP's development process the Company decided to capitalize on the immediate market demand for a hygienic dispensing system that was simple to operate and required no cleaning. On a parallel development track the Company is working on converting the hygienic PCP into an aseptic portion control pump. Although there can be no assurance, the Company anticipates that it will be able to convert the hygienic dispensing platform into an aseptic PCP, but the challenge studies and approval process may take 12 to 18 months to successfully complete.

The hygienic PCP is a unique dispensing platform that has the ability to extract low acid or high acid product from an array of flexible packaging formats, such as a Kapak or PacTech pouch, Scholle or Rapak bag, a soft-sided Econo Pak(TM) or soft-sided Tetra Brik Pak(TM) package. The Company's hygienic PCP is a closed dispensing system that requires no clean-up and works with an array of super premium products and products with varying viscosities, including nacho cheese, salad dressing, sauces, condiments, neutracuticals, food supplements and liquid eggs. The PCP combines external pressure with a pumping action to insure that a package's contents are completely extracted. The Company's Fast Click(TM) connection device attaches to the flexible package and seamlessly connects to the PCP. The Fast Click(TM) technology is the enabler that allows soft-sided packages like an Econo Pak(TM) or Tetra Brik Pak(TM) to interface with a hygienic dispensing system.

The Company anticipates it will receive patent protection on both the Portion Control Pump platform and the Fast Click(TM) connector sometime in the future. The Company has applied for a federal trademark on the Fast Click(TM) name and anticipates registration of the trademark in 2002.

FLEXIBLE PACKAGING

Flexible packages typically use a plastic bag or pouch that may contain flowable foods or non-carbonated beverages, pharmaceuticals or nonfood products.

The GFV can be customized to meet an array of product specifications and applications. The GFV can be manufactured to provide an increased or decreased flow rate depending upon the product requirements. For example, for a milk or cream dispenser the GFV can be manufactured to deliver one ounce per second or for a juice dispenser the GFV can be customized to deliver three ounces per second. The GFV's components and materials were carefully selected to accommodate a wide range of filling and dispensing temperatures as well as FDA requirements. The GFV can be adapted to fit onto a variety of bags or pouches depending upon the customer's preference.

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

Early adaptors of the technology include Goodwest Industries, which is using the GFV on its aseptic line of Parmalat dairy products.

RIGID PACKAGING

Rigid packaging typically is constructed of a plastic material that holds non-carbonated beverages and flowable foods, including nacho cheese, salad dressings, yogurts, puddings, sauces and condiments. The Company is working to complete the development of the Portion Control Pump that would safely dispense flowable foods in predictable quantities from either a flexible, soft sided or rigid package. The Portion Control Pump also helps maintain product freshness and is designed to work with the characteristics of specific products such as viscosity, particulate and portion size.

The Company has met with several major food, beverage, packaging and food service companies to define the parameters of the hygienic Portion Control Pump. Prior to discussing any development requirements with potential customers or development partners the Company typically requires companies to agree and sign the Company's Confidentiality and Non-Compete Agreement.

DISPENSING SYSTEMS

The majority of non-carbonated beverages dispensing systems currently rely on peristaltic pumps to evacuate products from a plastic bag or pouch. (A peristaltic pump is either a mechanical or electrical positive displacement device that is embedded in a dispensing system.) The current technology limits the range of non-carbonated beverages that can be dispensed through a post-mix unit. The Company has developed an innovative technology called the Fresh Flow System that evacuates non-carbonated beverage concentrates from a plastic bag, pouch or soft-sided package such as a Tetra Brik Pak(TM) or Econo-Pak(TM) without using a peristaltic pump.

The Company's new technology expands the variety of non-carbonated beverages that can be dispensed by post-mix equipment. By utilizing the Fresh Flow System, a dispensing equipment manufacturer will have the opportunity to benefit from its exclusive sale to end users of flexible bags or pouches that incorporate the Fresh Flow System.

To effectively commercialize the Fresh Flow System, the Company must team with either a beverage Company and/or a dispensing equipment manufacturer. The Company is presently in discussions with leading beverage companies and mid-sized dispensing equipment manufacturers.

BEVERAGE CARAFE

The Company is manufacturing a disposable Beverage Carafe that can safely transport up to 96 ounces of a hot or cold non-carbonated beverage and maintain the temperature of the beverage for up to 3 hours. According to the National Coffee Association, approximately 115 million cups of coffee are sold daily and approximately 75% of that beverage is served "away from home". The disposable Beverage Carafe allows consumers, food service providers and convenience outlets to safely transport 96 ounces of a hot or cold beverage (10 to 12 cups of coffee). The Company's Beverage Carafe package design is under review by companies as a carrier for non-food applications such as anti-freeze, motor oil, transmission fluid, pet food and windshield wiper fluid. The benefit of the Company's package design for non-food applications is the significant reduction in bulk waste versus current non-food packaging.

The Company has successfully introduced the Beverage Carafe to the leaders in key industries, such as SYSCO Food Services in the foodservice industry and Wegmans Foods and Giant Foods in the grocery chain industry. The Company anticipates new customers and new industries will begin to market the Beverage Carafe in 2002. The Company is in discussions with several national grocery, specialty coffee retailers, food service providers, convenience outlet retailers, beverage companies and non-food companies. The Company anticipates that the Beverage Carafe will continue to generate increasing sales revenues in 2002.

MARKETING FOCUS

The Company believes that the increased emphasis placed by its customers on product quality and product safety in the distribution and dispensing process will present growth-oriented marketing opportunities to the Company. The Company's products and technology offer customized, cost-effective dispensing solutions for flowable foods, non-carbonated beverages, pharmaceuticals and non-food products.

The Company has developed a three-pronged marketing strategy. The first dimension of the strategy is directed toward leading food, beverage, neutraceuticals and pharmaceutical companies. These marketing efforts are focused across three types of companies: national, international, as well as small to mid-sized regional companies. The Company is offering potential customers an innovative packaging and dispensing solution that allows accelerated topline growth and expanded market penetration of aseptic, commercially sterile or non-preserved products across the food service industry. The GFV will allow 100 percent juice beverages, aseptic dairy products, neutracuticals, and other non-preserved flowable foods and non-carbonated beverages to be dispensed from a flexible bag or pouch.

The second dimension of the strategy is directed toward leading food service companies, high-end grocery, specialty coffee and the restaurant industry. These channels of distribution demand that food, beverage and neutracutical companies offer packaging and dispensing innovations which guarantee product quality and food safety across the supply chain. The GFV offers the food service and restaurant industry a turnkey aseptic, tamper evident dispensing solution.

The third dimension in the Company's strategy is a low cost, direct marketing and B2B e-commerce strategy that connects the Company to potential customers worldwide via the Internet. With the permission of other website operators, the Company has linked its web site (WWW.IDCDISPENSING.COM) with multiple packaging auction and packaging network web sites. Web sites such as packagingnetwork.com, packagingstrategies.com as well as other food, beverage, grocery, chemical and pharmaceutical web sites offer the Company the opportunity to post the Company's product specifications and capabilities. The Company believes that this low cost B2B e-commerce strategy has created awareness of the Company's products and capabilities worldwide.

The Company is also engaged in the direct selling and marketing of its products and technology to food, beverage, pharmaceutical and nonfood companies as well as selling to the food service and restaurant industry. The Company has participated in several Trade Shows in 2001 such as International Food & Beverage Expo, Packaging Expo, Wine Expo, International Beverage Expo, Convenience Outlet Show, Coffee & Specialty Retailers Expo, Cosmetic Expo, and Restaurant & Food Service Expo.

In 2001, more than half of every dollar spent on a food or beverage product was consumed "on the go" or away from home. As the away-from-home consumption rate accelerates, food and beverage companies continue to source new technologies that will allow them to control product quality from the point of manufacture through the distribution process and service phase. The Company has met with leading food and beverage companies to discuss how to safely distribute and dispense their products using plastic bags and/or pouches. The Company is working to form alliances with these national and regional food and beverage companies to incorporate the Company's technologies into their filling processes.

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

The Company's products are designed to be bundled with the current products and technologies of its potential packaging and dispensing customers in order to provide a fully integrated, turn-key solution to the food, beverage, pharmaceutical and nonfood industries. The Company is in the process of working with several packaging and dispensing companies to determine the best strategic fit. The benefit of forming strategic alliances with packaging and dispensing companies is the opportunity to deliver innovative, cost-effective solutions faster. The alliance will permit all participants to share technology, reduce costs and produce packaging solutions that deliver beyond customer expectations.

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

COMPETITION AND TRENDS IN THE PACKAGING AND DISPENSING INDUSTRY

The Company's competitors are large, well financed, national and international manufacturers of alternative valves, pumps and dispensing systems for flowable foods, non-carbonated beverages, pharmaceuticals, cosmetics and nonfood products. Competing technologies are generally five to 20 years old while the market requirements have changed dramatically in the past three years. For example, in the flowable food and beverage industry, the market leaders developed dispensing valves that were not designed or manufactured to withstand
5.0 mega rads of irradiation or a 280 degree steam sterilization process. Competitors have invested millions in multi-cavity tooling and automated assembly equipment and those investments are geared to the current technologies.

The Company's major competitors include David S. Smith and Smurfit-Stone, each of which the Company believes has greater capital resources than the Company.

PRODUCT DEVELOPMENT

The Company has significantly changed its approach to product development, manufacturing, and its testing methodology in the past three years. The first changes took place in fourth quarter of 1999 and continued to evolve through 2001. The Company has made a commitment to outsource its engineering, testing and manufacturing capabilities in order to maintain low overhead costs.

The Company spent approximately $120,000 on research, testing and product development activities during fiscal 2001. This cost was associated with the development of the GFV, Beverage Carafe, Fresh Flow System and Portion Control Pump. The Company also spent approximately $504,000 on tooling and assembly equipment for the Beverage Carafe and GFV. These expenditures in fixed assets allow the Company to effectively manufacture both the Beverage Carafe and the GFV. Additional tooling and assembly cost are planned for fiscal 2002 to allow the Company to capitalize on manufacturing economies of scale.

The Company continues to retain the services of a nationally and internationally recognized testing facility that is accredited by the FDA and NSF. The accredited testing laboratory will provide consulting services, testing and validation for the Company's quality control and development efforts.

EMPLOYEES

As of March 15, 2002, the Company employed four people, one as its Chief Executive Officer, one as its Chief Operating Officer and Chief Financial Officer and two support staff. All persons were employed on a full-time basis.

BUSINESS CONSULTING TEAM

As of March 15, 2002, the Company has retained the business consulting services of several people: Director of Product Development, Director of Engineering, Microbiologist and a Director of Communications & Strategic Planning. The Company also retains the legal services of two law firms to oversee the Company's contracts, patents and licensing affairs.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

Since 2000 The Company has developed several new products and has filed for patent protection on these products. The products include the Gravity Flow Valve, Beverage Carafe, Fresh Flow System, Portion Control Pump, and Fast Click connection device. The U.S. Patent and Trademark Office notified the Company that it has allowed the Company's utility patent application for its Beverage Carafe. Once issued, the broad utility patent will provide the Company with U.S. market exclusivity for its bulk beverage package until 2020. The Company is awaiting notification about certain international patent applications.

Pursuant to an Amended and Restated License Agreement with an effective date of October 10, 1995 (the "License Agreement") with RIC; RIC has granted to the Company a license in perpetuity to use certain patents which RIC in turn licenses from ReSeal International Limited Partnership (RILP), the owner of such patents. The License Agreement includes a license to the Company to use certain trademarks RIC licensed from RILP, which the Company believes to be immaterial. The Company continues to develop new technologies and has not used the RIC technology for any products commercialized or in development.

RISK FACTORS

WE HAVE HAD A LIMITED OPERATING HISTORY, HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE.

While we were incorporated in October 1995, we have been in the development stage since such time and only began to generate revenues from product sales in the fourth quarter of 2001. Our limited operating history makes it difficult to predict our future prospects, which are subject to all of the risks inherent in a new business. These risks include, but are not limited to: (a) our potential inability to maintain and increase sales of our products; (b) the lack of acceptance by potential customers of our products; (c) our failure to continue to develop our product line or to attract or retain customers; (d) our failure to anticipate and adapt to developing markets; (e) our inability to effectively manage rapidly expanding operations; (f) our inability to upgrade our infrastructure and attract new personnel in a timely and effective manner; (g) our inability to effectively manage our relationships with suppliers; and (h) direct and indirect competition, particularly in light of the fact that many potential competitors are much larger and have greater financial, technical and marketing resources.

OUR DEVELOPMENT STAGE ACTIVITIES HAVE RESULTED IN AN ACCUMULATED DEFICIT FROM INCEPTION TO DECEMBER 31, 2001 OF APPROXIMATELY $13,785,000 .

From October 10, 1995 (inception) to December 31, 2001 we incurred a net loss from continuing and discontinued operations of approximately $9,785,000. While we have begun to make sales of two of our products, in order to achieve and maintain profitability, we must, among other things, maintain and increase our customer base, increase our rate of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in accomplishing all or some of these goals and our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

WE COULD FAIL TO RETAIN OR ATTRACT KEY PERSONNEL.

Our future success depends, in significant part, on the continued services of Gary Allanson, our President and Chief Executive Officer, and Edwin Tharp, our Chief Operating Officer and Chief Financial Officer, who possess extensive expertise in various aspects of the packaging industry. We cannot assure you that we would be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop and execute our business plan. It could also result in our failure to create and maintain relationships with strategic partners that may be critical to our success. We have entered into employment agreements with Gary Allanson and Edwin Tharp. We do not presently maintain key-man life insurance policies on either of these officers.

CERTAIN OF OUR PRODUCTS ARE EXPECTED TO REQUIRE SUBSTANTIAL UP-FRONT COSTS BEFORE ANY REVENUES WILL BE REALIZED FROM THEM.

A significant portion of our revenue is expected to be derived from products, the development of which will require significant up-front expense to us. There can be no assurance that revenues will ever be realized from such products.

Our inability to market a product which has required substantial costs and resources to develop could have a material adverse effect on our reputation, business and results of operations. In certain instances, we may be dependent on the efforts of third parties (such as contractors and suppliers) to successfully develop our products.

WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

We regard certain aspects of our products and technology as proprietary. We have taken steps to protect them with patents and restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could harm our business and future financial results.

We have filed patent applications for certain aspects of our technology and processes, but these may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our products.

We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results.

WE MAY BE SUBJECT TO RISKS OF THIRD PARTY CLAIMS OF INFRINGEMENT.

From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us.

WE CAN GIVE YOU NO ASSURANCE OF OUR TECHNOLOGICAL SUCCESS.

Our ability to commercialize our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on us. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products. We believe there are certain technological obstacles to be overcome in order to develop future products. Such obstacles could have a material adverse effect on us.

INCREASING COMPETITION COULD ADVERSELY AFFECT OUR MARKET SHARE AND FINANCIAL PERFORMANCE.

We expect competition from various other companies to occur and grow. Many of our potential competitors are more established than we are and have greater financial resources than we do. Some of our competitors have greater marketing capabilities and technological and personnel resources than we do. As a result, compared to us, these competitors may:

      o     develop and expand their offerings more quickly;

      o     adapt more swiftly to new or emerging technologies;

      o take advantage of acquisitions and other opportunities more effectively;

      o     devote more resources to sales and marketing; and

      o more effectively use existing relationships with clients and strategic partners with recognized brand names to market and sell their products.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES.

The packaging industry is characterized by varying usage and client requirements and preferences, frequent introduction of products embodying new technologies and the emergence of new industry standards and practices that could render our existing technology obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products. We cannot assure you that we will be able to expand and upgrade our technology or successfully integrate new technologies we develop in the future, to accommodate such increases in a timely manner.

WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH

In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of customers that use our products. This growth will place significant strain on our personnel, systems and resources. We cannot be sure that we will manage our growth effectively, and our failure to do so could have a material adverse effect on our business, financial condition and operating results. Growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth.

DELAWARE LAW AND OUR CHARTER MAY INHIBIT A TAKEOVER OF OUR COMPANY THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. In addition, our Certificate of Incorporation authorizes the issuance of blank check preferred stock (that is, preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of our common stock. These provisions may have the effect of delaying or preventing changes of control or management of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

WE ARE CONTROLLED BY A GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

Gregory Abbott, Louis Simpson, George Kriste, Gerhard Andlinger and George Abbott currently own shares of common stock and preferred stock which would entitle them to cast approximately 18.0%, 14.7%, 8.9 %,11.4% and 8.6% of the votes which all of the stockholders could cast on any matter on which stockholders of the Company could vote at a meeting of stockholders assuming all stockholders were present and entitled to vote at the meeting. In addition, our executive officers and directors (which include Gregory Abbott, George Kriste, Gary Allanson, Edwin Tharp and Frank Carillo), in the aggregate, own common stock and preferred stock which would entitle them to cast approximately 28.6% of the votes on any matter to be considered at such a stockholders meeting. Accordingly, certain of our stockholders and our directors and executive officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

To date there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently leases approximately 3,825 square feet of space for its principal executive office at I-97 Business Park, 1111 Benfield Boulevard, Millersville, Maryland 21108. The term of the lease expires on September 30, 2005. The monthly rental on this property is currently approximately $5,800. On September 30, 2002 and annually thereafter the rent shall increase by 3%. Management believes that this facility is adequate for the Company's intended activities in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

In March 2000, Hirata Corporation and Hirata Corporation of America commenced a lawsuit against the Company in the United States District Court for the Southern District of Indiana alleging that the Company had conspired with and aided and abetted two other defendants in connection with certain violations of the Indiana Securities Act. The plaintiffs claimed that they had suffered losses as a result of investments made in the Company through the purchase of securities in the Company's initial public offering in 1996. On June 16, 2000 the Southern District Court of Indiana entered a default judgment against the Company.

In February 2001, the parties entered into a settlement agreement pursuant to which the Company paid the plaintiffs a nominal amount and the plaintiffs agreed to vacate the judgment, dismiss the lawsuit and not to sue the Company in the future with respect to the matters alleged in the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the Company's fiscal year ended December 31, 2001, no matter was submitted to a vote of security holders of the Company.

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

                                                  HIGH              LOW
                                                  ----              ---

   Quarter ended March 31, 2000                   $1.25            $0.75

   Quarter ended June 30, 2000                    $0.91            $0.28

   Quarter ended September 30, 2000               $0.89            $0.19

   Quarter ended December 31, 2000                $0.83            $0.31

   Quarter ended March 31, 2001                   $0.81            $0.31

   Quarter ended June 30, 2001                    $2.90            $0.44

   Quarter ended September 30, 2001               $2.24            $1.10

   Quarter ended December 31, 2001                $1.55            $0.67

As of February 15, 2002, the Company had 53 holders of record of its Common Stock. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, it is unable to determine the actual number of beneficial owners.

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

The 3,241,668 Class A Warrants which were outstanding as of December 31, 2000 expired on October 3, 2001.

RECENT SALES OF UNREGISTERED SECURITIES

In December 2001, the Company sold 75 shares of its Series C preferred stock for an aggregate purchase price of $150,000. The Company believes that the Series C preferred stock was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended. Certain information concerning the Company's sales of unregistered securities during the first three quarters of the fiscal year is contained in the Company's Quarterly Reports on Form 10-QSB for such quarters.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's audited financial statements, and notes thereto beginning on Page 16 and financial information included elsewhere in this report.

International Dispensing Corporation is a research & development company that designs and manufactures proprietary, aseptic or hygienic packaging and dispensing solutions for the multi-billion-dollar food service, high-end chain grocery, premium dairy, specialty coffee, neutraceutical and pharmaceutical industries worldwide.

The Company's mission is to develop premium priced packaging and dispensing technologies that permit companies to enter high-end categories (i.e., aseptic dairy products, saline solutions and food supplements) or expand existing category growth rates by offering new packaging solutions or dispensing technologies for premium products (i.e. premium nacho cheese sauces, neutraceuticals, and premium sauces). The Company's strategy is to invent, market and manufacture cost-effective packaging and dispensing solutions that are focused on improved product safety, product quality and product yields.

The Company differentiates itself and its technologies from other packaging companies by applying four guiding principles that are the cornerstone of its business plan. First, the Company's strategic focus is aligned with high growth, high margin industries and super premium product categories. Second, the Company attempts to compress its product development cycle (concept to commercial solution) to an 18-month development cycle. Third, the Company focuses exclusively on packaging or dispensing innovations for which there is a high probability of obtaining patent protection. Fourth, the Company will only undertake to develop packaging or dispensing solutions that offer potential customers or the industry a significant technological advancement.

The Company anticipates that its GFV and Beverage Carafe will generate revenues in 2002. The Company is also in the process of completing development of a portion control pump.

The Company is undertaking the formation of strategic alliances and/or direct license and/or supply agreements with major food and beverage companies, as well as, applicable equipment manufacturers, converters and injection molders that are currently generating substantial revenues from their existing markets.

The Company is subject to a number of risks as outlined in the "Risk Factors" section of Item 1.

The Company measures the success of its business plan and expects its management team to deliver on the following: First, is to deliver increased sales revenue so that the Company will be cash flow neutral on or before December 31, 2002 (cash flow neutral is defined as achieving gross profits sufficient to cover the Company's operating activities and capital expenditures); Second, is to reduce operating expenses and increase cash flows by effectively managing the new product development process and optimizing the sales mix of existing products. Third, is to maximize cash flows by effectively managing the inventory of raw materials, goods-in-inventory, receivables and capital expenditures. Fourth is to continue to strengthen the managerial and engineering team to enable the Company to effectively develop revolutionary packaging and dispensing solutions worldwide.

RESULTS OF OPERATIONS

The Company generated nominal revenue in 2001; as the Company continues to be a development stage enterprise at December 31, 2001. The activities of the Company since inception in October 10, 1995 have been primarily directed at formational activities, including the completion of initial capitalization, research and development and pre-production marketing.

The Company has engaged in on-going marketing discussions with a number of potential customers and strategic alliance partners as well as potential licensees. In this regard, discussions have been conducted with major companies in Canada, Europe, Australia and the United States to explore sales and marketing opportunities.

For the year ended December 31, 2001, the Company had operating expenses of $1,812,733 versus net operating expenses of $1,687,728 for the year ended December 31, 2000. The increase of $125,005 or 7.4% over the comparable period last year is primarily due to a decrease in administrative expenses of approximately $275,000 related to cost reduction measures and a decrease in the Company's research and development expenditures of approximately $22,000 due to the completion of the product development activities associated with the GFV and Beverage Carafe offset by an increase in compensation expense of approximately $422,000 primarily due to the granting of stock options.

For the year ended December 31, 2001, the Company had a net loss of $1,778,879 versus a net loss of $1,667,734 for the year ended December 31, 2000. This increase in net loss of $111,145, or 6.6% over the comparable period last year was impacted by the recording of stock compensation expense of $371,400 in 2001.

From inception (October 10, 1995) to December 31, 2001, the Company has incurred a net loss from continuing and/or discontinued operations of $9,784,681. The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 2001 of $13,784,681. Losses are continuing as efforts to market the Company's products have resulted in minimal revenue to date.

FINANCIAL CONDITION AND LIQUIDITY

As reflected in the Company's audited financial statements, the Company has experienced continuing net losses and negative cash flows from operations through December 31, 2001. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage, but is currently generating a small amount of operating revenue. The company's plan is to generate sufficient sales in the fourth quarter of the fiscal year ending December 31, 2002 ("Fiscal 2002"), to have positive cash flow from operations for the fourth quarter of 2002. The Company has orders under contract in 2002 for the delivery of GFV's and the Beverage Carafes. The Company is attempting to obtain additional contracts during 2002 to meet these cash flow targets. However, there can be no assurance in this regard.

As of March 11, 2002, the Company had working capital of approximately $1,870,000. The Company anticipates that during Fiscal 2002, it will spend at an average rate of approximately $140,000 per month.

The Company does not anticipate the need for additional external sources of funding during 2002; however, this may be dependent upon the Company's ability to generate increasing revenues in 2002.

ITEM 7. FINANCIAL STATEMENTS.

      See the financial statements and notes related there to.

                      INTERNATIONAL DISPENSING CORPORATION

TABLE OF CONTENTS                                                                         Page
REPORT OF INDEPENDENT ACCOUNTANTS                                                          17

Financial Statements

         Balance Sheet at December 31, 2001                                                18

         Statements of Operations for the Years Ended December 31, 2001 and 2000
         and for the Period from Inception October 10, 1995) through December 31, 2001     19

         Statements of Cash Flows for the Years Ended
         December31, 2001 and 2000 and for the Period from Inception
         (October 10, 1995) through December 31, 2001                                      20

         Statements of Changes in Stockholders' Equity (Deficit) for
         the Period from Inception (October 10, 1995) through December
         31, 2001 and December 31, 2000, 1999, 1998, 1997, 1996 and 1995                   21

Notes to Financial Statements                                                              22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
International Dispensing Corporation:

We have audited the accompanying balance sheet of International Dispensing Corporation (a Delaware corporation in the development stage) as of December 31, 2001, and the related statements of operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (October 10, 1995) through December 31, 2001, and the statements of changes in stockholders' equity (deficit) for the period from inception (October 10, 1995) through December 31, 1999, and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Dispensing Corporation as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (October 10, 1995) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has had a significant deficit accumulated during the development stage that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                        /s/ Arthur Andersen LLP

Baltimore, Maryland
January 11, 2002

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                     December 31, 2001
                                                                     -----------------
Assets
Current Assets:

  Cash and cash equivalents                                            $  2,424,794
  Accounts receivable                                                         3,906
  Prepaid expenses                                                           23,972
  Inventory                                                                  28,027
                                                                       ------------
     Total current assets                                                 2,480,699
                                                                       ------------
Fixed Assets:
  Office equipment                                                           91,587
  Productive equipment                                                      884,506
  Accumulated depreciation and amortization                                (102,243)
                                                                       ------------
     Net fixed assets                                                       873,850
Other Assets                                                                  3,447
                                                                       ------------
         Total assets                                                  $  3,357,996
                                                                       ============

Liabilities and Stockholders' Equity
Current Liabilities:

  Accounts payable and accrued expenses                                $    162,475
                                                                       ------------
     Total current liabilities                                              162,475
                                                                       ------------

Commitments and contingencies

Stockholders' Equity:

  Preferred stock, $.001 par value;
  2,000,000 shares authorized, with a liquidation preference of
  $ 2,000 per share, 3,668 shares issued and outstanding,
  as of December 31, 2001                                                 7,335,698

  Common stock, $.001 par value;
  40,000,000 shares authorized; 9,728,396 issued and outstanding
   as of December 31, 2001                                                    9,729

  Additional paid-in capital                                              9,524,826

  Warrants outstanding                                                      109,949
  Deficit accumulated during
   development stage                                                    (13,784,681)
                                                                       ------------
                                 Total stockholders' equity               3,195,521
                                                                       ------------
                         Total liabilities and stockholders' equity    $  3,357,996
                                                                       ============

                            STATEMENTS OF OPERATIONS

                                                                                             Cumulative
                                                                                           from Inception
                                                                Years Ended December 31,  October 10, 1995
                                                          ------------------------------       through
                                                              2001             2000       December 31, 2001
                                                          -------------------------------------------------
Revenues                                                  $      3,906     $         --     $      3,906
Cost of goods sold                                               4,754               --            4,754
                                                          ----------------------------------------------
Gross Profit                                                      (848)              --             (848)
                                                          ----------------------------------------------
COST AND EXPENSES:
     General and adminstrative                               1,727,938        1,675,228        8,972,569
     Depreciation and amortization                              84,795           12,500          121,342
                                                          ----------------------------------------------
        Total costs and expenses                             1,812,733        1,687,728        9,093,911
                                                          ----------------------------------------------
        Loss from operations                                (1,813,581)      (1,687,728)      (9,094,759)
INTEREST EXPENSE                                                    --               --          (66,665)
INTEREST INCOME AND OTHER INCOME                                34,702           19,994          470,670
                                                          ----------------------------------------------
        Net loss before extraordinary loss
           and discontinued operations                      (1,778,879)      (1,667,734)      (8,690,754)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT                            --               --         (250,000)
LOSS ON DISCONTINUED OPERATIONS                                     --               --         (843,927)
                                                          ----------------------------------------------
        Net loss                                            (1,778,879)      (1,667,734)      (9,784,681)
PREFERRED STOCK DIVIDENDS                                      564,097          271,601          835,698
                                                          ----------------------------------------------
        Net loss available to common shareholders         $ (2,342,976)    $ (1,939,335)    $(10,620,379)
                                                          ==============================================
Basic and diluted loss per share                                ($0.24)          ($0.20)
                                                          =============================
Basic and diluted weighted average
    shares outstanding                                       9,720,851        9,634,887
                                                          =============================

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                        Cumulative
                                                                                                      from Inception
                                                                       Years Ended December 31,      October 10, 1995
                                                                                                         through
                                                                         2001           2000         December 31, 2001
                                                                    --------------------------------------------------
Cash flows from operating activities:
Net loss                                                            $ (1,778,879)   $ (1,667,734)     $ (9,784,681)
Adjustment for loss from discontinued operations                              --              --           843,927
                                                                    ----------------------------------------------
Net loss from continuing operations                                   (1,778,879)     (1,667,734)       (8,940,754)
Adjustments to reconcile net loss to
  net cash used in operating activities-
    Depreciation and amortization                                         84,795          12,500           121,342
    Compensation from stock grant                                        371,400              --           396,679
    Non-cash compensation                                                 25,000         178,949           291,148
    Extraordinary loss on retirement of debt                                  --              --           250,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                     (3,906)             --            (3,906)
      Decrease (Increase) in prepaid expenses                              7,370         (16,603)          (23,972)
      Increase in Inventory                                              (28,027)             --           (28,027)
      Decrease (increase) in other assets                                     --          23,200            (3,447)
      Increase (decrease) in account payable and accrued expenses         31,948         (97,095)          132,035
                                                                    ----------------------------------------------
Net cash used in continuing operating activities:                     (1,290,299)     (1,566,783)       (7,808,902)
Net cash used in discontinued operations:                                     --              --          (843,927)
                                                                    ----------------------------------------------
Net cash used in operating activities:                                (1,290,299)     (1,566,783)       (8,652,829)
Cash flows from investing activities:
  Purchase of fixed assets                                              (503,665)        (10,781)         (995,192)
  Purchase of license                                                         --              --        (4,000,000)
                                                                    ----------------------------------------------
Net cash used in investing activities                                   (503,665)        (10,781)       (4,995,192)
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                            3,800,000       1,580,000         6,500,000
  Proceeds from bridge financing                                              --              --         2,100,000
  Proceeds from issuance of convertible promissory notes                      --              --           150,000
  Repayment of convertiible promissory notes                                  --              --          (300,000)
  Repayment of bridge loans                                                   --              --        (1,050,000)
  Repayment of convertible debt                                               --              --          (100,000)
  Proceeds from initial public offering                                       --              --         8,772,815
                                                                    ----------------------------------------------
Net cash provided by financing activities                              3,800,000       1,580,000        16,072,815
                                                                    ----------------------------------------------
Net increase (decrease) in cash and cash equivalents                   2,006,036           2,436         2,424,794
Cash and cash equivalents, beginning of period                           418,758         416,322                --
                                                                    ----------------------------------------------
Cash and cash equivalents,end of period                             $  2,424,794    $    418,758      $  2,424,794
                                                                    ==============================================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $         --    $         --      $     66,665
Non-cash investing and financing activities:
  Issuance of common stock                                                    --              --             5,800
  Purchase of license from affiliate                                          --              --         4,000,000

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
       THROUGH DECEMBER 31, 1999 and the years ended DECEMBER 31, 2000 and 2001


                                                                                                       Additional
                                                              Preferred   Stock      Common    Stock    Paid-in        Warrants
                                                                Shares    Amount     shares    amount   Capital      Outstanding
                                                              -------------------------------------------------------------------
BALANCE, October 10, 1995 (inception)                             --    $       --         --  $   --  $        --    $     --
    Issuance of common stock pursuant to License Agreement        --            --  2,900,000   2,900           --          --
    Issuance of common stock pursuant to Settlement Agreement     --            --  1,950,000   1,950           --          --
    Issuance of common stock to management                        --            --    950,000     950       76,238          --
    Purchase of License from Affiliate                            --            --         --      --           --          --
    Issuance of common stock in private placement                 --            --     87,500      88       43,662          --
    Issuance of common stock rights in private placement          --            --         --      --      131,250          --
       Net loss                                                   --            --         --      --           --          --
                                                              -------------------------------------------------------------------
BALANCE, December 31, 1995                                        --            --  5,887,500   5,888      251,150          --
    Issuance of common stock in private placement                 --            --    437,500     437      218,313          --
    Issuance of common stock rights in private placement          --            --         --      --      656,250          --
    Issuance of common stock to bridge lenders                    --            --  1,575,000   1,575       (1,575)         --
    Issuance of common stock in public offering, net of
      issuance costs of $1,227,193                                --            --  1,666,668   1,667    8,771,148          --
        Net loss                                                  --            --         --      --           --          --
                                                              -------------------------------------------------------------------
BALANCE, December 31, 1996                                        --            --  9,566,668   9,567    9,895,286          --
    Net loss                                                      --            --         --      --           --          --
                                                              -------------------------------------------------------------------
BALANCE, December 31, 1997                                        --            --  9,566,668   9,567    9,895,286          --
    Net loss                                                      --            --         --      --           --          --
                                                              -------------------------------------------------------------------
BALANCE, December 31, 1998                                        --            --  9,566,668   9,567    9,895,286          --
    Issuance of preferred stock in private placement             560     1,120,000         --      --           --          --
    Net loss                                                      --            --         --      --           --          --
                                                              -------------------------------------------------------------------
BALANCE, December 31, 1999                                       560     1,120,000  9,566,668   9,567    9,895,286          --
                                                              -------------------------------------------------------------------
    Issuance of preferred stock in private placement             790     1,580,000         --      --           --          --
    Preferred stock dividends                                     --       271,601         --      --     (271,601)         --
    Issuance of warants to consultants                            --            --         --      --           --     109,949
    Issuance of common stock to consultants                       --            --    100,000     100       68,900          --
    Net loss                                                      --            --         --      --           --          --
                                                              -------------------------------------------------------------------
BALANCE, December 31, 2000                                     1,350     2,971,601  9,666,668   9,667    9,692,585     109,949
                                                              -------------------------------------------------------------------
    Issuance of preferred stock in private placement           1,900     3,800,000         --      --           --          --
    Preferred stock dividends                                     --       564,097         --      --     (564,097)         --
    Issuance of preferred stock for dividend payment             418            --         --      --           --          --
    Stock based compensation                                      --            --         --      --      371,400          --
    Issuance of common stock to consultants                       --            --     61,728      62       24,938          --
    Net loss                                                      --            --         --      --           --          --
                                                              -------------------------------------------------------------------
BALANCE, December 31, 2001                                     3,668    $7,335,698  9,728,396  $9,729  $ 9,524,826    $109,949
                                                              ===================================================================







































                                                                 Deficit
                                                               Accumulated      Total
                                                                  During    Stockholders'
                                                               Development      Equity
                                                                  Stage       (Deficit)
                                                              ---------------------------
BALANCE, October 10, 1995 (inception)                         $         --    $       --
    Issuance of common stock pursuant to License Agreement              --         2,900
    Issuance of common stock pursuant to Settlement Agreement           --         1,950
    Issuance of common stock to management                              --        77,188
    Purchase of License from Affiliate                          (4,000,000)   (4,000,000)
    Issuance of common stock in private placement                       --        43,750
    Issuance of common stock rights in private placement                --       131,250
       Net loss                                                   (249,795)     (249,795)
                                                              --------------------------
BALANCE, December 31, 1995                                      (4,249,795)   (3,992,757)
    Issuance of common stock in private placement                       --       218,750
    Issuance of common stock rights in private placement                --       656,250
    Issuance of common stock to bridge lenders                          --            --
    Issuance of common stock in public offering, net of
      issuance costs of $1,227,193                                      --     8,772,815
        Net loss                                                (1,302,684)   (1,302,684)
                                                              --------------------------
BALANCE, December 31, 1996                                      (5,552,479)    4,352,374
    Net loss                                                    (1,145,091)   (1,145,091)
                                                              --------------------------
BALANCE, December 31, 1997                                      (6,697,570)    3,207,283
    Net loss                                                    (1,938,390)   (1,938,390)
                                                              --------------------------
BALANCE, December 31, 1998                                      (8,635,960)    1,268,893
    Issuance of preferred stock in private placement                    --     1,120,000
    Net loss                                                    (1,702,108)   (1,702,108)
                                                              --------------------------
BALANCE, December 31, 1999                                     (10,338,068)      686,785
                                                              --------------------------
    Issuance of preferred stock in private placement                    --     1,580,000
    Preferred stock dividends                                           --            --
    Issuance of warants to consultants                                  --       109,949
    Issuance of common stock to consultants                             --        69,000
    Net loss                                                    (1,667,734)   (1,667,734)
                                                              --------------------------
BALANCE, December 31, 2000                                     (12,005,802)      778,000
                                                              --------------------------
    Issuance of preferred stock in private placement                    --     3,800,000
    Preferred stock dividends                                           --            --
    Issuance of preferred stock for dividend payment                    --            --
    Stock based compensation                                            --       371,400
    Issuance of common stock to consultants                             --        25,000
    Net loss                                                    (1,778,879)   (1,778,879)
                                                              --------------------------
BALANCE, December 31, 2001                                    $(13,784,681)  $ 3,195,521
                                                              ==========================

    The accompanying notes are an integral part of these statements.

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.   THE COMPANY AND ORGANIZATION

International Dispensing Corporation (the "Company") was incorporated in the State of Delaware in October 1995 and is in the development stage. The Company designs and manufactures proprietary packaging and dispensing solutions for flowable foods, beverages, pharmaceuticals and non-food products. The Company's packaging solutions are derived from internal development. The Company has developed and filed for patent protection on several new packaging technologies, including three versions of its Gravity Flow Valve (GFV), a Beverage Carafe
(BC), a Fresh Flow System, a Portion Control Pump and a Fast Click system. These proprietary technologies are exclusive to the Company and allow the Company to market its new aseptic technology across the flowable food, beverage, pharmaceutical and non-food packaging and dispensing categories.

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

2.   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 2001, of $13,784,681 (which include payment of the RIC License Fee of $4 million, and a discontinued operation in China of $844,000, see Notes 5 and 6). From October 10, 1995 ("Inception") to December 31, 2001, the Company has incurred a net loss from continuing and discontinued operations of $9,784,681. Losses are continuing as efforts to market its products continue to ramp up. The Company's primary source of funds since inception has been from the sales of its common and preferred stock.

Management does not believe it is necessary to undertake significant private placements of equity securities in 2002 which in the past have provided funding to allow it to continue its development of its new technology. The Company expects to have sales of its BC and GFV in 2002. In addition, management has taken certain steps and made management changes in an effort to reduce operating expenses of the Company. Management believes that such planned sales and reduction of expenses will allow the Company to maintain sufficient liquidity to continue as a going concern in 2002. However, there is significant uncertainty of this plan and the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

3.    SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in banks as well as highly liquid investments with original maturities of less than three months.

FIXED ASSETS

Furniture and productive equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years. Depreciation expense for the years ended December 31, 2001 and 2000 and for the period from inception to December 31, 2001 was $84,795, $12,500, and $121,342, respectively.

PATENTS

Costs to develop patents are expensed when incurred.

REVENUE RECOGNITION

Revenue is recognized upon delivery of the product to the customer.

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NET LOSS PER SHARE

The Company presents "per share" data in accordance with SFAS No. 128, "Earnings per Share," which requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of shares of common stock outstanding during the year. Diluted Earnings per Share is based on the average number of shares of common stock outstanding during the year plus the common stock equivalents related to preferred stock, outstanding stock options and deferred contingent common stock awards. There were no common stock equivalents outstanding at December 31, 2001 and 2000, that would have a dilutive effect on earnings for those years.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated.

STOCK OPTIONS

In 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB No. 25) in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS No. 123, is disclosed in
Note 15.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses. In management's opinion, the carrying amounts of these financial instruments approximated their fair value at December 31, 2001.

4.    INITIAL PUBLIC OFFERING

In October 1996, the Company sold, in an initial public offering (the "IPO"), 833,334 units (the "Units"), each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitles the holder to purchase one share of the Company's Common Stock for $7.00 commencing October 3, 1997, and expiring October 3, 2001. The warrants are redeemable by the Company at $.05 per warrant any time after October 3, 1998, if certain conditions are met. The net proceeds that the Company received from the offering amounted to approximately $8,800,000 (see Bridge Financing, Note 7). All of the warrants expired on October 3, 2001 with none redeemed or exercised.

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

In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. In addition, Well Men refused to pay for any of the products provided to it. As a result of this breach and the Company's inability to obtain payment from Well Men, the Company discontinued this operation and wrote-off all related receivables. Results from operations from prior periods have been restated to properly segregate discontinued operations from continuing operations..

6.    LICENSE AGREEMENT

In October 1995, the Company entered into a License Agreement (the "Agreement") with Reseal International Corporation (RIC), which was amended on June 17, 1996, pursuant to which the Company obtained the right to commercialize and market certain technologies (The Technologies) to third parties for its implementation in the food and beverage industries. The Technologies are licensed by RIC from its parent, Reseal International Limited Partnership ("RILP"). The Agreement is royalty-free and allows the Company to grant sublicenses to third parties. Pursuant to the Agreement, the Company issued 2,900,000 shares of its common stock to RIC and paid $750,000 upon the completion of a private placement (see
Note 7) and the remaining balance of $3,250,000 upon the completion of the initial public offering (see Note 4). The cash paid to RIC and the common stock issued for this acquisition were charged directly to stockholders' equity and therefore are not reflected as an asset on the Company's balance sheet. The Agreement terminates at the end of the Technologies' useful economic life.

7.    PRIVATE PLACEMENTS

PREFERRED STOCK

SERIES A OFFERINGS

During 1999, the Company designated 2,000 shares of the authorized Preferred Stock as Series A Redeemable Convertible Preferred Stock (the "Series A Stock") and entered into a Preferred Stock Subscription Agreement (the "Subscription Agreement") with certain Directors of the Company and a third party (collectively, the "Series A Investors"). The Series A Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and are payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series A Stock, at the discretion of the Company. Each share of Series A Stock is convertible any time at the holder's option into approximately 9,100 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.22 per share. Each share of Series A Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series A Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Subscription Agreement, the Series A Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. Through December 31, 2001, the Series A Investors purchased 560 shares of Series A Stock, resulting in total net proceeds to the Company of $1,120,000.

SERIES B OFFERINGS

During 2000, the Company designated 1,500 shares of the authorized Preferred Stock as Series B Redeemable Convertible Preferred Stock (the "Series B Stock") and entered into an amendment to the Subscription Agreement (the "Series B Amendment") with the Series A Investors and one new investor (collectively, the "Series B Investors"). Series B Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series B Stock, at the discretion of the Company. Each share of Series B Stock is convertible at the holder's option into approximately 5,700 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.35 per share. Each share of Series B Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. Series B Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series B Amendment, the Series B Investors purchased 440 shares of Series B Stock instead of the remaining 440 shares of unsubscribed Series A. The purchase of Series B Stock resulted in total net proceeds to the Company of $880,000.

SERIES C OFFERINGS

The Company designated 4000 shares of authorized Preferred Stock as Series C Redeemable Convertible Preferred Stock (the "Series C Stock") and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain investors (the "Series C Investors"). Series C Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series C Stock, at the discretion of the Company.

Each share of Series C Stock is convertible at the holder's option into approximately 6,667 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.30 per share. Each share of Series C Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series C Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends. Pursuant to the Series C Subscription Agreement, in August and December 2000, the Series C Investors purchased an aggregate of 350 shares of Series C Stock and warrants to purchase an additional 350 shares of Series C Stock at a price of $2,000 per share. The purchased Series C Stock during 2000 resulted in net proceeds to the Company of $700,000. As of December 31, 2000, 175 of these warrants expired. As of June 30, 2001, 150 of the remaining warrants were exercised for an aggregate purchase price of $300,000 and the remaining warrants expired on June 30, 2001.

In January 2001, the Company sold to one investor 50 shares of the Series C Stock and warrants to purchase an additional 50 shares of Series C Stock, for an aggregate purchase price of $100,000. These warrants expired on June 30, 2001. In May and June 2001, the Company sold to investors an aggregate of 100 shares of the Series

C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. These warrants entitle the holder to purchase shares of Series C Stock for a price of $2,000 per share. As of June 30, 2001, 25 of these warrants were exercised for an aggregate purchase price of $50,000. In December 2001, the remaining 75 warrants for Class C stock were exercised for an aggregate purchase price of $150,000.

SERIES D OFFERINGS

In July 2001, the Company designated 3,000 shares of the authorized Preferred Stock as Series D Redeemable Convertible Preferred Stock (the "Series D Stock") and entered into a Subscription Agreement (the "Series D Subscription Agreement") with one investor who purchased 1,500 shares of Series D Stock for an aggregate purchase price of $3.0 million dollars. The Series D Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Cumulative dividends are payable in cash or additional shares of Series D Stock, at the discretion of the Company. Each share of Series D Stock is convertible at the holder's option into approximately 2,000 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. Each share of Series D Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series D Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

In December 2001 the Board of Directors authorized the payment, in additional shares, of all outstanding dividends through December 31, 2001 on all series of preferred stock and increased the number of designated shares of Series C Preferred Stock to 4,000 shares.

The following is a summary of the Company's preferred stock as of December 31, 2001:

Series A, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 9,091 shares of common stock, 2,000 shares
authorized,  714 shares outstanding as of December 31, 2001                         $1,427,336

Series B, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 5,714 shares of common stock, 1,500 shares
authorized, 544 shares outstanding as of December 31, 2001                           1,087,162

Series C, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 6,667 shares of common stock, 4,000 shares
authorized, 830 shares outstanding as of December 31, 2001                           1,660,433

Series D, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 2,000 shares of common stock, 3,000 shares
authorized, 1,580 shares outstanding as of December 31, 2001                         3,160,767
                                                                                    ----------
Total Preferred Stock                                                               $7,335,698
                                                                                    ==========

BRIDGE FINANCING

During 1996, the Company was involved in a private placement ("Bridge Financing"), consisting of promissory notes, common shares, and rights ("Bridge Options") to acquire units ("Bridge Units") identical in form to the IPO Units. The promissory notes bore interest at 8% per annum and were due and paid upon completion of the IPO. Upon completion of the Bridge Financing, the Company had received an aggregate of $2,100,000 in consideration for $1,050,000 in promissory notes, 525,000 shares of common stock and rights to obtain 787,500 Bridge Units. In August 1996, the Company amended the Bridge Financing agreements so that the 787,500 Bridge Units underlying the Bridge Options were deemed outstanding. As part of the initial public offering, the 787,500 Bridge Units, which are identical to the IPO Units, were registered. In addition, the $1,050,000 of promissory notes were repaid during 1996.

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

9.    CONVERTIBLE PROMISSORY NOTES

During 1995, a convertible promissory note was issued for and $50,000 (the " Note") and was due on and December 20, 1996 bore interest at 8% and was convertible at any time prior to the maturity date of the note into shares of common stock, subject to adjustments. The Note would have converted at a price of $.042 per share, subject to adjustments.

On June 28, 1996, in accordance with an agreement with the Company, the holder of the note agreed to transfer such note to the Company for cancellation in return for the Company agreeing to pay the holder $300,000. The amounts owed by the Company to the holder of the Note were paid out of the proceeds of the IPO. The Company recorded an extraordinary loss on retirement of debt of $250,000 during the year ended December 31, 1996.

10.   MANAGEMENT SHARES

In 1995, the Company issued an aggregate of 950,000 shares to management as compensation for services rendered in incorporating the Company. Such shares were issued at the estimated fair market value of the Company's common stock. The statement of operations for the period from inception through December 31, 2001 reflects approximately $77,000 of compensation expense related to such shares.

Under APB No. 25, the Company recorded stock compensation expense of $371,400 during the year ended December 31, 2001, relating to options to purchase 300,000 shares of common stock granted to a director of the Company in June of 2001. Compensation expense recorded equaled the difference between the fair value of the Company's common stock on the grant date of $1.42, based on quoted market prices, and the exercise price of the options of $0.19.

11.   RELATED PARTY TRANSACTIONS

Until June 1997, the Company shared office space with certain affiliated companies, including RIC and RILP. The Company also paid certain operating expenses, including compensation of key personnel, on behalf of RIC and RILP. The Company was reimbursed for these expenses as an offset against the liability related to the License Agreement (see Note 6) in the Company's balance sheet as of December 31, 1996. Beginning in May 1997, the Company began paying substantially all costs of obtaining and maintaining patents, a cost, which was to be shared equally by the Company and RIC, according to the Agreement. Until the Company is reimbursed by RIC for 100% of these costs, RIC cannot utilize the patents for any purpose. If RIC does not reimburse the Company within one year from the date each payment was made, RIC must negotiate a fee with the Company for the use of such patents for any purpose.

As of December 31, 2001, the Company has a receivable due from RIC related to operating expenses and patent costs in the amount of $131,311, which has been fully reserved due to the inability of RIC to reimburse the Company in the foreseeable future.

During the year ended December 31, 1997, the Company paid consulting fees to members of management in the aggregate amount of $73,000. Subsequent to December 31, 1997, no such fees were paid.

12.   INCOME TAXES

As a result of losses incurred since inception, there is no provision for income taxes in the accompanying financial statements. As of December 31, 2001, the Company has net deferred tax assets of approximately $3.8 million, which consists substantially of net operating losses. The Company has established a full valuation allowance against its net deferred tax assets as the Company's ability to realize such assets is predicated upon the Company achieving profitability. In addition, the use of net operating loss carry forwards may be limited as a result of ownership changes resulting from stock issuances.

13.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

During December 1999, the Company entered into a lease for office space in Maryland beginning March 16, 2000 through September 30, 2005. Rental expenses were $65,514 and $45,310 for the years ended December 31, 2001 and 2000, respectively. Minimum future rental payments under this lease are as follows:

                                                     Minimum
Year ending December 31:                             Payment

                    2002                            $ 67,474
                    2003                              69,499
                    2004                              71,585
                    2005                              54,888
                                                    --------
       Total minimum lease payments                 $263,446
                                                    ========

EMPLOYMENT AGREEMENTS - KEY EMPLOYEES

The Company has employment agreements with key employees that commit the employee to a minimum of a two year term expiring December 31, 2003. The aggregate future payments of salary under these employment agreements is approximately $1,062,000 for the period covered and does not include bonuses..

EMPLOYMENT AGREEMENT - JON SILVERMAN

The Company had an employment agreement with its former Chief Executive Officer, Jon Silverman. Terms of the agreement, among other things, provided for the granting of 100,000 options to purchase shares of common stock. As a result of Mr. Silverman's resignation from the Company on June 30, 1999, options to purchase an aggregate of 33,333 shares were cancelled and options to purchase 66,667 shares remain outstanding and exercisable. These remaining options are exercisable through December 31, 2004.

14.   LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its normal operations. In management's opinion, the resolution of such matters will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

15.   STOCK BASED COMPENSATION

STOCK OPTIONS

The Company has two stock option plans (the "Plans") . The 1998 Stock Option Plan (the "Participant Plan") provides for the granting of stock options to key employees, consultants or other persons ("Participants"). The objective of the Plans includes attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of the Company by providing Participants the opportunity to acquire common stock. The Plans provides for the granting of both options that will qualify as "incentive stock options" and options that are non-qualified stock options. The objectives of the second plan, The Director Option Plan ("the Director Plan") is to attract and retain the best available personnel for service as outside directors of the Company, as well as to provide additional incentive to the outside directors of the Company to serve as directors and to encourage their continued service on the Board. On June 18, 1999, the Board of Directors approved an increase in shares reserved for grant under the Participant Plan and Director Plan up to 850,000 and 450,000 shares, respectively. On September 11, 2000 the Board of Directors approved an increase in the number of shares reserved for grant under the Participant Plan to 2,500,000 and on December 5, 2001 the Board of Directors approved an increase in the number of shares reserved for grant under the plan to 5,000,000, subject to the approval and vote by the shareholders of the Company. Options expire on such date as the Board of Directors or the Committee may determine, but in no event later than ten years after the grant date.

The following table summarizes stock option activity for the Company:

                                                                    Weighted
                                                     Number of       Average
                                                      Shares      Exercise Price
Outstanding at December 31, 1997                            --       $    --
      Granted                                          295,000         1.595
                                                    ----------       -------
Outstanding at December 31, 1998                       295,000         1.595
      Granted                                          460,000         0.633
      Exercised                                             --            --
      Cancelled                                        (88,333)        1.618
                                                    ----------       -------
Outstanding at December 31, 1999                       666,667         0.891
      Granted                                        1,625,000         0.197
      Exercised                                             --            --
      Cancelled                                        (56,667)        1.607
                                                    ----------       -------
Outstanding at December 31, 2000                     2,235,000       $ 0.391
      Granted                                        2,240,000         0.769
      Exercised                                             --            --
      Cancelled
                                                    ----------       -------
Outstanding at December 31, 2001                     4,475,000       $ 0.580
                                                    ==========       =======

As of December 31, 2001, 2,929,565 options were vested and exercisable. The weighted average exercise price of these options was $0.89.

Under APB No. 25, compensation expense under the Plans is recorded to the extent that the fair market value of the common stock on the date of grant exceeds the option price. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and net loss per share would have been reflected as follows:

                                                             Cumulative from
                                                               Inception
                                                              (October 10,
                                                              1995) through
                   December 31, 2001   December 31, 2000    December 31, 2001
                   -----------------   -----------------    -----------------
Net loss:
    As reported      $   1,778,879       $   1,667,734       $   9,784,681
    Pro forma        $   3,041,834       $   1,841,404       $  11,047,636
Loss per share:
    As reported               (.24)               (.20)                N/A
    Pro Forma                 (.37)               (.22)                N/A

The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted share average assumptions used:

                                                          2001           2000
                                                      -----------     ----------
Risk free interest rate                                   5.22%           5.7%
Expected life                                          5 years         5 years
Expected volatility                                        131%            134%
Expected dividend yield                                      0%              0%

The weighted average fair value of options granted during 2001 and 2000 were $0.77 and 0.37 respectively. The following table provides further information on options granted:

                                                         WEIGHTED AVERAGE
                                                         REMAINING
              RANGE OF EXERCISE PRICE        SHARES      CONTRACTUAL LIFE(YEARS)
              -----------------------        ------      -----------------------
                       0.187               1,880,000              7.19
                   0.312-0.5                 270,000              6.96
                   .095 -1.0               1,880,000              9.00
                 1.015-1.595                 445,000              4.49
                                           ---------
                                           4,475,000
                                           =========

STOCK COMPENSATION FOR SERVICES

During 2000, the Company issued two consultants warrants to purchase 25,000 and an aggregate of $150,000 shares of common stock. The warrants are exercisable through December 2008 at an exercise price of $.19 per share. The warrants were issued as compensation for services rendered to the Company by such consultants. Total expense related to the issuance of the warrants amounted to $109,949 and was valued using the Black-Scholes pricing model and is recorded in general and administrative expenses and warrants outstanding.

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

During 2001 the Company issued 61,728 shares of common stock to a consultant as compensation for services rendered to the Company. Such shares were issued at the fair market value of the Company's common stock, which was determined based on the quoted market price of the stock on the date of issuance. Total expense related to the issuance of these shares amounted to $25,000 and is recorded in general and administrative expenses.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of March 11, 2002, the executive officers and directors of the Company are as follows:

       NAME             AGE                     POSITION(S)
       ----             ---                     -----------
Gary Allanson           49         Chairman, President and Chief Executive Officer
Edwin Tharp             42         Chief Operating Officer and Chief Financial Officer
George V. Kriste        54         Director
Gregory B. Abbott       51         Director
Frank Carillo           46         Director

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

EDWIN THARP has served as the Chief Operating and Financial Officer and Secretary of the Company since December 5, 2001. Prior to joining the Company Mr. Tharp, a CPA, had more than 19 years of experience in accounting and management. He was a senior accountant at a big five accounting firm, a business controller for E.A. Engineering, Science, and Technology, Inc., and for more than five years prior to December 5, 2001 Mr. Tharp was president and CEO of IDK International, a management and accounting consulting firm which represented IDC.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, no persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act for any transactions occurring during Fiscal 2001, except that Frank Carillo failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 to report sales of common stock in September 2001. Such form was subsequently filed.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth for the three (3) fiscal years ended December 31, 2001, information concerning the compensation paid or accrued to the Chief Executive Officer of the Company and one other executive officer of the Company who was being paid salary at an annual rate in excess of $100,000 as of December 31, 2001. No other employee, including any executive officer of the Company, received from the Company a salary and bonus for fiscal 2001 which exceeded $100,000.

                                               ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                       ---------------------------------   -----------------------
Name and Principal Position   Fiscal   Salary       Bonus   Other Annual   Restricted   Securities    All Other
                              year     ($)          ($)     Compensation   Stock        Underlying    Compensation
                                                            ($)(1)         Award($)     Options (#)   ($)
Gary Allanson
Chairman, CEO and President   2001     $240,000     --      --             --           1,000,000     $1,285(2)
                              2000     $240,000     --      --             --           1,500,000     $1,285(2)
                              1999     $190,000             --             --             400,000     $1,285(2)
                                                                                                      --

Edwin Tharp                   2001     $9,000       --      --             --             500,000
Chief Financial Officer
and Secretary (3)

(1) The aggregate amount of perquisites and other personal benefits paid to each of Messrs. Allanson and Tharp did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus for any given fiscal year and
     (ii) $50,000. Thus, such amounts are not reflected in the table.

(2) Represents the premium paid on a $1,000,000 term life insurance policy as to which Mr. Allanson may designate the beneficiary.

(3) Mr. Tharp commenced employment with the Company on December 5, 2001. From March 2001 to December 2001 he was a consultant to the Company. During Fiscal 2001 the Company paid to Mr. Tharp an aggregate of $89,565 for consulting services rendered by Mr. Tharp.

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2001

The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 2001 pursuant to the 1998 Option Plan to the executive officers listed in the Summary Compensation Table.

    Name           Number of Securities   Percent Of Total Options  Exercise Or   Expiration Date
                   Underlying Options     Granted to Employees In   Base Price
                   Granted (#)            Fiscal Year               ($/Sh)
Gary Allanson      1,000,000(1)           44.6%                     $1.00         December 4, 2011

Edwin Tharp        500,000(2)             22.3%                     $1.00         December 4, 2011

(1) The terms of grant provided that options to purchase all 1,000,000 shares become exercisable on the date of grant, subject to ratification by the stockholders at the next annual meeting of stockholders of an amendment to the 1998 Option Plan increasing the shares reserved for issuance under the 1998 Option Plan from 2,500,000 to 5,000,000 (the "Plan Amendment").

(2) The terms of grant provided that options to purchase 100,000 shares become exercisable on each of December 31, 2001, January 1, 2002 and January 1, 2003. In addition, subject to ratification by the stockholders of the Plan Amendment, options to purchase 100,000 shares shall become exercisable on each of January 1, 2004 and January 1, 2005.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEAR END OPTION VALUES

The executive officers listed in the Summary Compensation Table did not exercise any options during the fiscal year ended December 31, 2001. The following table sets forth certain information with respect to options to purchase Common Stock held by the foregoing executive officers on December 31, 2001.

Name              Number of Securities Underlying         Value of Unexercised In-The-Money
                  Unexercised Options on 12/31/01 (#)     Options on 12/31/01 ($)
                  Exercisable/Unexercisable               Exercisable/Unexercisable
Gary Allanson     1,460,000/1,440,000                     $1,218,780/$573,720(1)

Edwin Tharp       100,000/400,000                         $15,000/$60,000(2)

(1) The closing price of the Common Stock on December 31, 2001 on the OTC Bulletin Board was $1.15. Of the options held by Mr. Allanson which were exercisable as of December 31, 2001, options to purchase 400,000 shares were exercisable at a price of $.655 per share, and options to purchase 1,060,000 shares were exercisable at a price of $.187 per share. Of the options which were not exercisable as of December 31, 2001, options to purchase 440,000 shares were exercisable at a price of $.187 per share and options to purchase 1,000,000 shares were exercisable at a price of $1.00 per share.

(2) The closing price of the Common Stock on December 31, 2001 on the OTC Bulletin Board was $1.15. As of such date, Mr. Tharp held options to purchase 100,000 shares which were currently exercisable at a price of $1.00 per share and options to purchase an additional 400,000 shares an exercise price of $1.00 per share which were not currently exercisable.

Employment and Non-Compete Agreements

The Company and Gary Allanson have entered into an employment agreement, dated as of January 1, 2002, which expires on December 31, 2003 (the "Allanson Employment Agreement"). The term of the Allanson Employment Agreement shall automatically be extended for one year if prior to April 1, 2003 neither party shall have given written notice to the other of its determination to terminate the agreement. Pursuant to the Allanson Employment Agreement, Mr. Allanson serves as the Chairman, President and Chief Executive Officer of the Company and receives an annual salary of $325,000 in 2002 and $357,500 in 2003. In addition, if Mr. Allanson is insurable, the Company is obligated to pay the premium on a $1,500,000 term life insurance policy, to which Mr. Allanson will designate the beneficiary. Under the Allanson Employment Agreement, Mr. Allanson is also entitled to customary benefits and perquisites, and a bonus of up to $325,000 in 2002 and up to $357,500 in 2003, subject to meeting certain performance goals.

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

The Company and Edwin Tharp have entered into an employment agreement, dated as of January 1, 2002, which expires on December 31, 2003 (the "Tharp Employment Agreement"). The term of the Tharp Employment Agreement shall automatically be extended for one year if prior to April 1, 2003 neither party shall have given written notice to the other of its determination to terminate the agreement. Pursuant to the Tharp Employment Agreement, Mr. Tharp serves as the Chief Operating and Chief Financial Officer of the Company and receives an annual salary of $190,000 in 2002 and $218,500 in 2003. If the term of The Tharp Employment Agreement is extended, Mr. Tharp shall receive an annual salary of 251,275 in 2004. In addition, if Mr. Tharp is insurable, the Company is obligated to pay the premium on a $500,000 term life insurance policy, to which Mr. Tharp will designate the beneficiary. Under the Tharp Employment Agreement, Mr. Tharp is also entitled to customary benefits and perquisites, including a bonus.

Under the Tharp Employment Agreement, if Mr. Tharp's employment is terminated for disability, for cause or upon his death, Mr. Tharp or his estate will receive his base salary and other benefits through the date of termination. If Mr. Tharp voluntarily terminates his employment with the Company for "good reason" (defined in the Tharp Employment Agreement to include, among other things, a change in control of the Company or the removal of Mr. Tharp from his position as the Chief Operating Officer and Chief Financial Officer), Mr. Tharp is entitled to receive his base salary and other benefits through the 180th day after the date of termination. If Mr. Tharp's employment is terminated by the Company without cause, the Company is obligated to pay Mr. Tharp his base salary and provide Mr. Tharp and Mr. Tharp's family with hospital, major medical and dental insurance equivalent to the insurance provided on the date of termination, through the end of the term of the Tharp Employment Agreement then in effect on the date of termination.

Non-employee directors of the Company are reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any committees on which they may serve. Directors do not presently receive any fees for attendance or participation at Board or committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Company regarding beneficial ownership of shares of the Common Stock as of March 15, 2002 for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER OF SHARES   PERCENT OF CLASS(1)
------------------------------------             ----------------   -------------------
Gregory Abbott                                      5,400,323(2)           38.5%
1200 Kessler Drive
Aspen, CO 81611

Louis A. Simpson                                    4,267,096(3)           31.2%
5951 La Sendita
P.O. Box 1943
Rancho Santa Fe, California 92067

Gerhard Andlinger
303 S. Broadway                                     3,160,760(4)           24.5%
Tarrytown, New York 10591

George Kriste                                       2,553,635(5)           21.3%
20643 Seabord Road
Malibu, California 90265

George Abbott                                       2,385,898(6)           19.8%
1285 South Ocean Boulevard
Palm Beach, Florida 33480

Gary Allanson                                       2,324,591(7)           19.4%
1111 Benfield Boulevard, Suite 230
Millersville, Maryland 21108

Reed Slatkin

890 North Kellogg Avenue                            1,376,496(8)           12.4%
Santa Barbara, California 93111

Jon Silverman                                         666,667(9)            6.8%
6 International Drive, Suite 160
Rye Brook, New York 10573

Frank Carillo                                         328,851(10)           3.3%
570 Grand Avenue
Englewood, New Jersey 07631

All directors and executive officers as a          10,836,386(11)          56.9%
group (5 persons)

----------
*     Less than 1%.

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 3,906,398 shares of Common Stock issuable upon conversion of Preferred Stock and 380,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 40,000 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(3) Includes 3,765,429 shares of Common Stock issuable upon conversion of Preferred Stock.

(4) Includes 3,160,760 shares of Common Stock issuable upon conversion of Preferred Stock.

(5) Includes 2,193,635 shares of Common Stock issuable upon conversion of Preferred Stock and 80,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 1,752,381 shares of Common Stock issuable upon conversion of Preferred Stock and 60,000 shares of Common Stock. Does not include 40,000 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(6) Includes 2,303,398 shares of Common Stock issuable upon conversion of Preferred Stock.

(7) Includes 1,900,000 shares of Common Stock issuable upon exercise of currently exercisable options, 340,091 shares of Common Stock issuable upon conversion of Preferred Stock, 25,000 shares of Common Stock owned jointly with Mr. Allanson's wife, 37,000 shares of Common Stock owned in an IRA account for Mr. Allanson's benefit and 22,500 shares of Common Stock owned in an IRA account for the benefit of Mr. Allanson's wife. Does not include an aggregate of 1,000,000 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(8) Includes 1,376,496 shares of Common Stock issuable upon conversion of Preferred Stock.

(9) Includes 66,667 shares of Common Stock issuable upon exercise of options.

(10) Includes 10,000 shares of Common Stock owned of record by Mr. Carillo's wife. Also includes 310,001 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 14,999 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(11) Includes an aggregate of 6,451,760 shares of Common Stock issuable upon conversion of Preferred Stock and an aggregate of 2,870,001 shares of Common Stock issuable upon exercise of currently exercisable stock options.

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

On May 8, 2001 Mr. Abbott exercised warrants to purchase an aggregate of 50 shares of Series C Stock for a purchase price of $2,000 per share.

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

The holders of Series A Stock, voting as a separate class, are entitled to elect one director of the Company. In addition, the holders of Preferred Stock are entitled to vote on all matters (including elections of directors) together with the holders of the Common Stock with each share of Preferred Stock having the number of votes equal to the number of whole and fractional shares of Common Stock into which such share is then convertible (as of March 11, 2002, each share of Series A Stock would have 9,090.9 votes, each share of Series B Stock would have 5,714.3 votes and each share of Series C Stock would have 6.666.7 votes).

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

   3.7 Certificate of Designation of Series C Redeemable Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (the "2000 10-KSB")).

   3.8 Certificate of Designation of Series D Redeemable Convertible Preferred Stock of the Company.*

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

   10.5 Employment Agreement, dated as of January 1, 2002, between the Company and Gary Allanson .*

   10.6 Agreement entered into as of December 23, 1997 between the Company and Well Men (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

   10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the1999-10-KSB).

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

   10.14 Preferred Stock Subscription Agreement dated as of August 15, 2000 among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin (the "August 2000 Subscription Agreement") (incorporated herein by reference to Exhibit 10.14 to the 2000 10-KSB).

   10.15 Amendment No. 1 dated December 1, 2000 to the August 2000 Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin(incorporated by reference to Exhibit 10.15 to the 2000 10-KSB).

   10.16 Amendment No. 2 dated May 8, 2001 to August 2000 Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Kriste. *

   10.17 Amendment No. 3 dated June 2, 2001 to the August 2000 Subscription Agreement among the Company, Juliet Shield, Gregory Abbott, Simpson, George Abbott and Kriste.*

   10.18 Employment Agreement, dated as of January 1, 2002, between the Company and Edwin Tharp.*

   99.00  Letter of Arthur Andersen Representation*

----------
* Filed herewith

REPORTS ON FORM 8-K

      No Form 8-K was filed by the Company within the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  30, 2002                 INTERNATIONAL DISPENSING
                                              CORPORATION


                                        By: /s/ Gary Allanson
                                          --------------------------------------
                                          Gary Allanson
                                          Chairman, President and
                                          Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                              TITLE                           DATE
---------                                              -----                           ----
/s/ Gary Allanson                     Chairman, President and Chief Executive
-----------------------------------   Officer                                     March 30, 2002
Gary Allanson                         (Principal Executive Officer)


/s/ Gregory Abbott                    Director                                    March 30, 2002
----------------------------------
Gregory Abbott


/s/ George Kriste                     Director                                    March 30, 2002
----------------------------------
George Kriste


/s/ Frank Carillo                     Director                                    March 30, 2002
----------------------------------
Frank Carillo


/s/ Edwin Tharp                       Chief Operating and Financial Officer       March 30, 2002
----------------------------------    and Secretary (Principal Accounting
Edwin Tharp                           Officer and Principal Financial
                                      Officer)

                      INTERNATIONAL DISPENSING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                 EXHIBITS INDEX

                             DESCRIPTION OF EXHIBITS

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

  3.7 Certificate of Designation of Series C Redeemable Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (the "2000 10-KSB")).

  3.8 Certificate of Designation of Series D Redeemable Convertible Preferred Stock of the Company.*

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

  10.5 Employment Agreement, dated as of January 1, 2002, between the Company and Gary Allanson .*

  10.6 Agreement entered into as of December 23, 1997 between the Company and Well Men (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

  10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the1999-10-KSB).

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

  10.14 Preferred Stock Subscription Agreement dated as of August 15, 2000 among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin (the "August 2000 Subscription Agreement") (incorporated herein by reference to Exhibit 10.14 to the 2000 10-KSB).

  10.15 Amendment No. 1 dated December 1, 2000 to the August 2000 Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Slatkin.(incorporated by reference to Exhibit 10.15 to the 2000 10-KSB).

  10.16 Amendment No. 2 dated May 8, 2001 to August 2000 Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Kriste. *

  10.17 Amendment No. 3 dated June 2, 2001 to the August 2000 Subscription Agreement among the Company, Juliet Shield, Gregory Abbott, Simpson, George Abbott and Kriste.*

  10.18 Employment Agreement, dated as of January 1, 2002, between the Company and Edwin Tharp.*

  99.00   Letter of Arthur Andersen Representation*

----------
* Filed herewith