Form 10QSB
period 2002-03-31
INTERNATIONAL DISPENSING CORP
filed 2002-05-14
CIK 1016739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

     X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     -    ACT OF 1934

          For the quarterly period ended March 31, 2002

     -    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,728,396 shares of Common Stock as of April 17, 2002

Transitional Small Business Disclosure Format (Check One): Yes   No X
                                                               -    -


                              International Dispensing Corporation
                                  (A Development Stage Company)


                                        Table of Contents


Part I  - FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------
Item 1.   Financial Statements

          Balance Sheets at March 31, 2002 (unaudited)                                   3
          and December 31, 2001

          Statements of Operations for the Three Months                                  4
          Ended March 31, 2002 and 2001 and for the Period from Inception
          (October 10, 1995) through March 31, 2002

          Statements of Cash Flows for the Three Months Ended                            5
          March 31, 2002 and 2001 and for the Period from Inception
          (October 10, 1995) through March 31, 2002

          Statements of Changes in Stockholders' Equity (Deficit) for the Period
          from Inception (October 10, 1995) through March 31, 2002 and December
          31, 2001, 2000, 1999, 1998, 1997, 1996 and 1995                                6

          Notes to Financial Statements                                                  7

Item 2.   Management's Discussion and Analysis or Plan of Operation                      10

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                              12

Item 2.   Changes in Securities and Use of Proceeds                                      12

Item 3.   Defaults Upon Senior Securities                                                12

Item 4.   Submission of Matters to a Vote of Security Holders                            12

Item 5.   Other Information.                                                             12

Item 6.   Exhibits and Reports on Form 8-K                                               12


                                 INTERNATIONAL DISPENSING CORPORATION
                                     (A Development Stage Company)

                                             BALANCE SHEETS

                                                                 March 31, 2002       December 31, 2001
                                                                ----------------     -------------------
                                                                  (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                      $    1,918,067       $       2,424,794
  Accounts receivable                                                    48,401                   3,906
  Prepaid expenses                                                       13,925                  23,972
  Inventory                                                             195,684                  28,027
                                                                ----------------     -------------------
    Total current assets                                              2,176,077               2,480,699
                                                                ----------------     -------------------
Fixed Assets:
  Office equipment                                                       97,210                  91,587
  Productive equipment                                                  987,783                 884,506
  Accumulated depreciation and amortization                            (138,699)               (102,243)
                                                                ----------------     -------------------
    Net fixed assets                                                    946,294                 873,850
Other Assets                                                              3,447                   3,447
                                                                ----------------     -------------------
      Total Assets                                               $    3,125,818       $       3,357,996
                                                                ================     ===================

Liabilities and Stockholders' Equity
Current Liabilities:

  Accounts payable and accrued expenses                          $      435,255       $         162,475
                                                                ----------------     -------------------
      Total Current Liabilities                                         435,255                 162,475
                                                                ----------------     -------------------

Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value;
  2,000,000 shares authorized,with a liquidation preference of
  $2,000 per share, 3,668 shares issued and outstanding,
  as of March 31, 2002 and December 31, 2001                          7,555,769               7,335,698

Common stock, $.001 par value;
40,000,000 shares authorized; 9,728,396 issued and outstanding
as of March 31, 2002 and December 31, 2001                                9,729                   9,729

Additional paid-in capital                                            9,304,755               9,524,826

Warrants outstanding                                                    109,949                 109,949

Deficit accumulated during
development stage                                                   (14,289,639)            (13,784,681)
                                                                ----------------     -------------------
                      Total stockholders' equity                      2,690,563               3,195,521
                                                                ----------------     -------------------
              Total liabilities and stockholders' equity         $    3,125,818       $       3,357,996
                                                                ================     ===================


               The accompanying notes are an integral part of these financial statements


                                      International Dispensing Corporation
                                         (A Development Stage Company)

                                            STATEMENTS OF OPERATIONS
                                                                                                                   Cumulative
                                                                                Three Months ended               from Inception
                                                                                     March 31,                  October 10, 1995
                                                                         ---------------------------------          through
                                                                              2002               2001            March 31, 2002
                                                                         --------------------------------------------------------
                                                                           (Unaudited)       (Unaudited)           (Unaudited)
Revenues                                                                  $      81,109     $           -        $        85,015
Cost of goods sold                                                               97,347                 -                102,101

                                                                         --------------------------------------------------------
Gross Profit                                                                    (16,238)                -                (17,086)
                                                                         --------------------------------------------------------

COST AND EXPENSES:
     General and adminstrative                                                  462,644           214,115              9,435,213
     Depreciation and amortization                                               36,457             3,125                157,799
                                                                         --------------------------------------------------------
                     Total costs and expenses                                   499,101           217,240              9,593,012
                                                                         --------------------------------------------------------
                     Loss from operations                                      (515,339)         (217,240)            (9,610,098)

INTEREST EXPENSE                                                                      -                 -                (66,665)
INTEREST INCOME AND OTHER INCOME                                                 10,381             3,000                481,051

                                                                         --------------------------------------------------------
                    Net loss before extraordinary loss
                        and discontinued operations                            (504,958)         (214,240)            (9,195,712)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT                                              -                 -               (250,000)

LOSS ON DISCONTINUED OPERATIONS                                                       -                 -               (843,927)
                                                                         --------------------------------------------------------
                            Net loss                                           (504,958)         (214,240)           (10,289,639)

PREFERRED STOCK DIVIDENDS                                                       220,071            83,194              1,055,769

                                                                         --------------------------------------------------------
           Net loss available to common shareholders                      $    (725,029)    $    (297,434)       $   (11,345,408)
                                                                         ========================================================
Basic and diluted loss per share                                                 ($0.07)           ($0.03)

Basic and diluted weighted average
    shares outstanding                                                        9,728,396         9,698,218


                     The accompanying notes are an integral part of these financial statements



                                INTERNATIONAL DISPENSING CORPORATION
                                    (A Development Stage Company)

                                      STATEMENTS OF CASH FLOWS
                                                                                                     Cumulative
                                                                                                   from Inception
                                                                    For the three months ended    October 10, 1995
                                                                     March 31,        March 31,       through
                                                                       2002             2001       March 31, 2002
                                                                    (Unaudited)      (Unaudited)    (Unaudited)
                                                                  ------------------------------------------------
Cash flows from operating activities:
Net loss                                                            $   (504,958)   $   (214,240)   $(10,289,639)
Adjustment for loss from discontinued operations                            --              --           843,927
                                                                  ------------------------------------------------
Net loss from continuing operations                                     (504,958)       (214,240)     (9,445,712)
Adjustments to reconcile net loss to
  net cash used in operating activities-
    Depreciation and amortization                                         36,457           3,125         157,799
    Compensation from stock grant                                           --              --           396,679
    Non-cash compensation                                                   --            25,000         291,148
    Extraordinary loss on retirement of debt                                --              --           250,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                    (44,495)           --           (48,401)
      Decrease (Increase) in prepaid expenses                             10,047           6,868         (13,925)
      Increase in Inventory                                             (167,657)           --          (195,684)
      Increase in other assets                                              --              --            (3,447)
      Increase (decrease) in account payable and accrued expenses        272,780         (29,155)        404,815
                                                                  ------------------------------------------------
Net cash used in continuing operating activities:                       (397,826)       (208,402)     (8,206,728)
Net cash used in discontinued operations:                                   --              --          (843,927)
                                                                  ------------------------------------------------
Net cash used in operating activities:                                  (397,826)       (208,402)     (9,050,655)
                                                                  ------------------------------------------------
Cash flows from investing activities:
  Purchase of fixed assets                                              (108,901)       (154,566)     (1,104,093)
  Purchase of license                                                       --              --        (4,000,000)
                                                                  ------------------------------------------------
Net cash used in investing activities                                   (108,901)       (154,566)     (5,104,093)
                                                                  ------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                 --           100,000       6,500,000
  Proceeds from bridge financing                                            --              --         2,100,000
  Proceeds from issuance of convertible promissory notes                    --              --           150,000
  Repayment of convertible promissory notes                                 --              --          (300,000)
  Repayment of bridge loans                                                 --              --        (1,050,000)
  Repayment of convertible debt                                             --              --          (100,000)
  Proceeds from initial public offering                                     --              --         8,772,815
                                                                  ------------------------------------------------
Net cash provided by financing activities                                   --           100,000      16,072,815
                                                                  ------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (506,727)       (262,968)      1,918,067
Cash and cash equivalents, beginning of period                         2,424,794         418,758            --
                                                                  ------------------------------------------------
Cash and cash equivalents,end of period                             $  1,918,067    $    155,790    $  1,918,067
                                                                  ================================================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $       --      $       --      $     66,665
Non-cash investing and financing activities:
  Issuance of common stock                                                  --              --             5,800
  Purchase of license from affiliate                                        --              --         4,000,000

                      The accompanying notes are an integral part of these financial statements


                                      INTERNATIONAL DISPENSING CORPORATION
                                          (a development stage company)

                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
                 THROUGH MARCH 31, 2002 and DECEMBER 31, 2001,2000,1999,1998,1997,1996 and 1995


                                                                               Preferred                    Common      Additional
                                                                    Preferred    Stock         Common       Stock         Paid-in
                                                                      Shares     Amount        shares       amount        Capital
                                                                   -----------------------------------------------------------------
BALANCE, October 10, 1995 (inception)                                     --   $       --          --    $       --    $       --
   Issuance of common stock pursuant to License Agreement                 --           --     2,900,000         2,900          --
   Issuance of common stock pursuant to Settlement Agreement              --           --     1,950,000         1,950          --
   Issuance of common stock to management                                 --           --       950,000           950        76,238
   Purchase of License from Affiliate                                     --           --          --            --            --
   Issuance of common stock in private placement                          --           --        87,500            88        43,662
   Issuance of common stock rights in private placement                   --           --          --            --         131,250
      Net loss                                                            --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, December 31, 1995                                                --           --     5,887,500         5,888       251,150
   Issuance of common stock in private placement                          --           --       437,500           437       218,313
   Issuance of common stock rights in private placement                   --           --          --            --         656,250
   Issuance of common stock to bridge lenders                             --           --     1,575,000         1,575        (1,575)
   Issuance of common stock in initial public offering net of issuance
   Issuance of common stock in public offering, net of issuance
     costs of $1,227,1-3                                                  --      1,666,668       1,667     8,771,148          --
   Net loss                                                               --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, December 31, 1996                                                --      9,566,668       9,567     9,895,286
   Net loss                                                               --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, December 31, 1997                                                --      9,566,668       9,567     9,895,286
   Net loss                                                               --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, December 31, 1998                                                --      9,566,668       9,567     9,895,286
   Issuance of preferred stock in private placement                        560    1,120,000        --            --            --
   Net loss                                                               --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, December 31, 1999                                                 560    1,120,000   9,566,668         9,567     9,895,286
   Issuance of preferred stock in private placement                        790    1,580,000        --            --            --
   Preferred stock dividends                                              --        271,601        --            --        (271,601)
   Issuance of warrants to consultants                                    --           --          --            --            --
   Issuance of common stock to consultants                                --           --       100,000           100        68,900
   Net loss                                                               --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, December 31, 2000                                               1,350    2,971,601   9,666,668         9,667     9,692,585
   Issuance of preferred stock in private placement                      1,900    3,800,000        --            --            --
   Preferred stock dividends                                              --        564,097        --            --        (564,097)
   Issuance of preferred stock for dividend payment                        418         --          --            --            --
   Stock based compensation                                               --           --          --            --         371,400
   Issuance of common stock to consultants                                --           --        61,728            62        24,938
   Net loss                                                               --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, December 31, 2001                                               3,668    7,335,698   9,728,396         9,729     9,524,826
   Accrued and unpaid preferred stock dividends                           --        220,071        --            --        (220,071)
   Net loss                                                               --           --          --            --            --
                                                                   -----------------------------------------------------------------
BALANCE, March 31, 2002 (Unaudited)                                      3,668 $  7,555,769   9,728,396  $      9,729  $  9,304,755
                                                                   =================================================================


                                       6a.


                                                                                        Deficit
                                                                                      Accumulated         Total
                                                                                        During        Stockholders'
                                                                      Warrants        Development        Equity
                                                                     Outstanding         Stage         (Deficit)
                                                                   -------------------------------------------------
BALANCE, October 10, 1995 (inception)                               $       --      $       --      $       --
   Issuance of common stock pursuant to License Agreement                   --              --             2,900
   Issuance of common stock pursuant to Settlement Agreement                --              --             1,950
   Issuance of common stock to management                                   --              --            77,188
   Purchase of License from Affiliate                                       --        (4,000,000)     (4,000,000)
   Issuance of common stock in private placement                            --              --            43,750
   Issuance of common stock rights in private placement                     --              --           131,250
      Net loss                                                              --          (249,795)       (249,795)
                                                                   -------------------------------------------------
BALANCE, December 31, 1995                                                  --        (4,249,795)     (3,992,757)
   Issuance of common stock in private placement                            --              --           218,750
   Issuance of common stock rights in private placement                     --              --           656,250
   Issuance of common stock to bridge lenders                               --              --              --
   Issuance of common stock in initial public offering net of issuance
   Issuance of common stock in public offering, net of issuance
     costs of $1,227,1-3                                                    --              --         8,772,815
   Net loss                                                                 --        (1,302,684)     (1,302,684)
                                                                   -------------------------------------------------
BALANCE, December 31, 1996                                                  --        (5,552,479)      4,352,374
   Net loss                                                                 --        (1,145,091)     (1,145,091)
                                                                   -------------------------------------------------
BALANCE, December 31, 1997                                                  --        (6,697,570)      3,207,283
   Net loss                                                                 --        (1,938,390)     (1,938,390)
                                                                   -------------------------------------------------
BALANCE, December 31, 1998                                                  --        (8,635,960)      1,268,893
   Issuance of preferred stock in private placement                         --              --         1,120,000
   Net loss                                                                 --        (1,702,108)     (1,702,108)
                                                                   -------------------------------------------------
BALANCE, December 31, 1999                                                  --       (10,338,068)        686,785
   Issuance of preferred stock in private placement                         --              --         1,580,000
   Preferred stock dividends                                                --              --              --
   Issuance of warrants to consultants                                   109,949            --           109,949
   Issuance of common stock to consultants                                  --              --            69,000
   Net loss                                                                 --        (1,667,734)     (1,667,734)
                                                                   -------------------------------------------------
BALANCE, December 31, 2000                                               109,949     (12,005,802)        778,000
   Issuance of preferred stock in private placement                         --              --         3,800,000
   Preferred stock dividends                                                --              --              --
   Issuance of preferred stock for dividend payment                         --              --              --
   Stock based compensation                                                 --              --           371,400
   Issuance of common stock to consultants                                  --              --            25,000
   Net loss                                                                 --        (1,778,879)     (1,778,879)
                                                                   -------------------------------------------------
BALANCE, December 31, 2001                                               109,949     (13,784,681)      3,195,521
   Accrued and unpaid preferred stock dividends                             --              --              --
   Net loss                                                                 --          (504,958)       (504,958)
                                                                   -------------------------------------------------
BALANCE, March 31, 2002 (Unaudited)                                      109,949     (14,289,639)   $  2,690,563
                                                                   =================================================

The accompanying notes are in integral part of these statements.

                                       6b.

                      International Dispensing Corporation
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
    (Information as of and for the period ended March 31, 2002 is unaudited)

1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of March 31, 2002, statement of operations and statement of cash flows for the three months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Results of operations for the three month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception through March 31, 2002 of approximately $14.3 million and losses are continuing. Losses continue as efforts to market its products continue to ramp up. The Company's primary source of funds since inception has been from the sale of its common and preferred stock.

Management does not believe it is necessary to undertake significant private placements of equity securities in 2002, which in the past have provided funding to allow it to continue its development of its new technology. The Company expects to have additional sales of its patented Beverage Carafe and aseptic Gravity Flow Valve in 2002. In addition, management has taken certain steps and made management changes in an effort to reduce operating expenses of the Company. Management believes that such planned sales and reduction of expenses will allow the Company to maintain sufficient liquidity to continue as a going concern in 2002. However, there is significant uncertainty of this plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

3.   Private Placements

PREFERRED STOCK

Series A Offerings
------------------

During 1999, the Company designated 2,000 shares of the authorized Preferred Stock as Series A Redeemable Convertible Preferred Stock (the "Series A Stock") and entered into a Preferred Stock Subscription Agreement (the "Subscription Agreement") with certain Directors of the Company and a third party (collectively, the "Series A Investors"). The Series A Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and are payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the first quarter of 2002 were not yet paid as of March 31, 2002. Cumulative dividends are payable in cash or additional shares of Series A Stock, at the discretion of the Company.

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

Pursuant to the Subscription Agreement, the Series A Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. Through December 31, 2001, the Series A Investors purchased 560 shares of Series A Stock, resulting in total net proceeds to the Company of $1,120,000. There were no purchases of Series A stock during the three months ended March 31, 2002.

Series B Offerings
------------------

During 2000, the Company designated 1,500 shares of the authorized Preferred Stock as Series B Redeemable Convertible Preferred Stock (the "Series B Stock") and entered into an amendment to the Subscription Agreement (the "Series B Amendment") with the Series A Investors and one new investor (collectively, the "Series B Investors"). Series B Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the first quarter of 2002 were not yet paid as of March 31, 2002. Cumulative dividends are payable in cash or additional shares of Series B Stock, at the discretion of the Company. Each share of Series B Stock is convertible at the holder's option into approximately 5,700 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.35 per share. Each share of Series B Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. Series B Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series B Amendment, the Series B Investors purchased 440 shares of Series B Stock instead of the remaining 440 shares of unsubscribed Series A. The purchase of Series B Stock resulted in total net proceeds to the Company of $880,000. There were no purchases of Series B stock during the three months ended March 31, 2002.

Series C Offerings
------------------

Also, during 2000, the Company designated 700 shares of the authorized Preferred Stock as Series C Redeemable Convertible Preferred Stock (the "Series C Stock") and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain investors (the "Series C Investors"). Series C Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the first quarter of 2002 were not yet paid as of March 31, 2002. Cumulative dividends are payable in cash or additional shares of Series C Stock, at the discretion of the Company.

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

In January 2001, the Company sold to one investor 50 shares of the Series C Stock and warrants to purchase an additional 50 shares of Series C Stock, for an aggregate purchase price of $100,000. These warrants expired on June 30, 2001. In May and June 2001, the Company sold to investors an aggregate of 100 shares of the Series C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. These warrants entitle the holder to purchase shares of Series C Stock for a price of $2,000 per share. As of June 30, 2001, 25 of these warrants were exercised for an aggregate purchase price of $50,000. In December 2001, the remaining 75 warrants for Class C stock were exercised for an aggregate purchase price of $150,000. There were no purchases of Series C stock during the three months ended March 31, 2002.


Series D Offering
-----------------

In July 2001, the Company designated 3,000 shares of the authorized Preferred Stock as Series D Redeemable Convertible Preferred Stock (the "Series D Stock") and entered into a Subscription Agreement (the "Series D Subscription Agreement") with one investor who purchased 1,500 shares of Series D Stock for an aggregate purchase price of $3.0 million dollars. The Series D Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the first quarter of 2002 were not yet paid as of March 31, 2002. Cumulative dividends are payable in cash or additional shares of Series D Stock, at the discretion of the Company. Each share of Series D Stock is convertible at the holder's option into approximately 2,000 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. Each share of Series D Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series D Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends. There were no purchases of Series D stock during the three months ended March 31, 2002.

Preferred Stock Dividends
-------------------------

In December 2001 the Board of Directors authorized the payment, in additional shares, of all outstanding dividends through December 31, 2001 on all series of preferred stock and increased the number of designated shares of Series C Preferred Stock to 4,000 shares.

The following is a summary of the Company's preferred stock as of March 31, 2002 and December 31, 2001:

                                                              March 31, 2002    December 31, 2001
                                                              --------------    -----------------
Series A, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 9,091 shares of common stock, 2,000 shares
authorized, 714 shares outstanding as of March 31, 2002
and December 31, 2001.                                          $1,427,336          $1,427,336

Series B, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 5,714 shares of common stock, 1,500 shares
authorized, 544 shares outstanding as of March 31, 2002
and December 31, 2001.                                           1,087,162           1,087,162


Series C, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 6,667 shares of common stock, 4,000 shares
authorized, 830 shares outstanding as of March 31, 2002
and  December 31, 2001.                                          1,660,433           1,660,433

Series D, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 2,000 shares of common stock, 3,000 shares
authorized, 1,580 shares outstanding as of  March 31, 2002       3,160,767           3,160,767
and December 31, 2001.

Accrued and unpaid preferred dividends                             220,071              --

                                                                ----------          ----------
Total Preferred Stock                                           $7,555,769          $7,335,698
                                                                ==========          ==========


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on Page 3 and financial information included elsewhere in this report.

The Company generated modest revenues during the three months ended March 31, 2002 of $81,109. The Company currently has no debt and management plans to be cash flow neutral in or before the fourth quarter of 2002 . The Company believes it will achieve this milestone as a result of the forecasted Aseptic Gravity Flow Valve and Beverage Carafe sales revenues and gross profit contributions. The Company also plans to introduce at least one (1) new product in 2002.

The Company has completed the design and has received patent protection on a new Beverage Carafe that can safely transport up to 96 ounces of a hot beverage. The beverage carafe allows consumers and food service providers to safely transport multiple cups of coffee while maintaining the product's hot temperature.

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

For further information concerning the business conducted by the Company, see
Item 1. "Description of Business" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

                              Results of Operations

Three months ended March 31, 2002 Compared to Three months ended March 31, 2001
-------------------------------------------------------------------------------

Revenue - The Company generated $81,109 in revenue in the first quarter of 2002 and generated a negative gross profit of $16,238 on sales due to the single cavity tooling utilized in manufacturing. The Company anticipates multi-cavity tooling to be on-line on or before the fourth quarter of 2002.

Operating Expenses - For the three months ended March 31, 2002 and 2001, the Company had operating expenses of $499,101 and $217,240, respectively, representing an increase of $281,861 versus the same period last year. The increase represents the increase in salary expense and an increase in design engineering costs relating to the tooling for the multi-cavity tools, as well as engineering costs for the assembly and testing equipment relating to the aseptic Gravity Flow Valve and Beverage Carafe.

Net Loss - For the three months ended March 31, 2002, the Company had a net loss of $504,958 versus a net loss of $214,240 for the three months ended March 31, 2001. The increased loss for the three-month period is principally due to the Company's recognition of additional salary expenses and design engineering expenses.

                               Financial Condition

As reflected in the Company's financial statements, the Company has experienced continuing net losses and negative cash flows from operations through March 31, 2002. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage, but is currently generating operating revenue. The Company's plan is to generate sufficient sales in the fourth quarter of the fiscal year ending December 31, 2002 to have positive cash flow from operations for the fourth quarter of 2002. The Company has orders under contract for the delivery of aseptic Gravity Flow Valves and the Beverage Carafe. The Company is attempting to obtain additional contracts during 2002 to meet the cash flow targets. However, there can be no assurance in this regard.

As of March 31, 2002, the Company had working capital of approximately $1,740,822. The Company's spending rate from January to March 2002 was approximately $154,000 per month. The Company anticipates that for the second quarter of 2002 the monthly spending rate will be approximately $145,000 per month. The majority of the Company's follow-on expenditures will be related to Sales & Marketing as well as the Company's new product lines and new product development efforts. In addition, the Company will also incur capital expenditures for multi-cavity molds, steel dyes, raw materials and the cost to manufacture the products.

The Company does not anticipate the need for additional external sources of funding during 2002; however, this may be dependent upon the Company's ability to generate increasing revenues and sufficient gross margins in 2002.

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


                                            INTERNATIONAL DISPENSING
                                            CORPORATION


Date: May 14, 2002                          By: /s/ Gary Allanson
                                            ------------------------------------
                                            Gary Allanson
                                            Chief Executive Officer & President
                                            (Principal Executive Officer)

                                            By: /s/ Edwin S. Tharp
                                            ------------------------------------
                                            Edwin S. Tharp
                                            Chief Operating Officer & Chief
                                            Financial Officer (Principal
                                            Accounting and Financial Officer)