Form 10-Q
period 2002-06-30
INTERNATIONAL DISPENSING CORP
filed 2002-08-14
CIK 1016739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

 _       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
      -       _

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,728,396 shares of Common Stock as of August 8, 2002

Transitional Small Business Disclosure Format (Check One): Yes       No  X
                                                                _        -

                      International Dispensing Corporation
                          (A Development Stage Company)


                                Table of Contents


Part I -   FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------
Item 1.    Financial Statements (unaudited)

           Balance Sheet as of June 30, 2002                                              3
           and December 31, 2001

           Statements of Operations for the six month and three month periods             4
           ended June 30, 2002 and 2001 and for the period from inception
           (October 10, 1995) through June 30, 2002

           Statements of Cash Flows for the six month period ended                        5
           June 30, 2002 and 2001 and for the period from inception
           (October 10, 1995) through June 30, 2002

           Statements of changes in stockholders' (deficiency) equity  for the period from October 10, 1995 (inception) through June 30, 2002
           and December 31, 2001, 2000, 1999, 1998, 1997 and 1996                         6

           Notes to the Financial Statements                                              7


Item 2.    Management's Discussion and Analysis or Plan of Operation                      10

Part II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                              13

Item 2.    Changes in Securities and Use of Proceeds                                      13

Item 3.    Defaults Upon Senior Securities                                                13

Item 4.    Submission of Matters to a Vote of Security Holders                            13

Item 5.    Other Information                                                              13

Item 6.    Exhibits and Reports on Form 8-K                                               13

           Signatures                                                                     14

           Exhibit 99.1, Certification under Sarbanes-Oxley Act of 2002                   15

                                         INTERNATIONAL DISPENSING CORPORATION
                                             (A Development Stage Company)

                                                     BALANCE SHEET

                                                                                        June 30, 2002        December 31, 2001
                                                                                      -----------------     -------------------
                                                                                           (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                                           $        980,582      $       2,424,794
  Accounts receivable                                                                           27,673                  3,906
  Prepaid expenses                                                                              13,925                 23,972
  Inventory                                                                                    314,770                 28,027
                                                                                      -----------------     -------------------
      Total current assets                                                                   1,336,950              2,480,699
                                                                                      -----------------     -------------------
Fixed Assets:
  Office equipment                                                                              91,656                 91,587
  Productive equipment                                                                       1,221,787                884,506
  Accumulated depreciation and amortization                                                   (178,714)              (102,243)
                                                                                      -----------------     -------------------
       Net fixed assets                                                                      1,134,729                873,850
                                                                                      -----------------     -------------------
Other Assets                                                                                     3,447                  3,447
                                                                                      -----------------     -------------------
           Total assets                                                               $      2,475,126      $       3,357,996
                                                                                      =================     ===================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                                               $        450,758      $         162,475
                                                                                      -----------------     -------------------
           Total current liabilities                                                           450,758                162,475

Commitments and contingencies                                                                        -                      -
Stockholders' Equity:
  Preferred stock, $.001 par value;
  2,000,000 shares authorized with a liquidation preference of
  $ 2,000 per share, 3,668 shares issued and outstanding,
  as of June 30, 2002 and December 31, 2001                                                  7,779,244              7,335,698

  Common stock, $.001 par value;
  40,000,000 shares authorized; 9,728,396 issued and outstanding
  as of June 30, 2002 and December 31, 2001                                                      9,729                  9,729

  Additional paid-in capital                                                                 9,297,014              9,524,826

  Warrants outstanding                                                                         109,949                109,949

  Deficit accumulated during the development stage                                         (15,171,568)           (13,784,681)
                                                                                      -----------------     -------------------
                      Total stockholders' equity                                             2,024,368              3,195,521
                                                                                      -----------------     -------------------
              Total liabilities and stockholders' equity                              $      2,475,126      $       3,357,996
                                                                                      =================     ===================

              The accompanying notes are an integral part of these financial statements


                                                      International Dispensing Corporation
                                                         (A Development Stage Company)


                                                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                                        Cumulative
                                                          Six Months                          Three Months           from Inception
                                                            ended                               ended               October 10, 1995
                                              ----------------------------------  --------------------------------       through
                                               June 30, 2002      June 30, 2001    June 30, 2002    June 30, 2001    June 30, 2002
                                              ---------------    ---------------  ---------------  ---------------  ----------------
Revenues                                       $     133,888      $           -    $      52,779    $           -    $      137,794
Cost of goods sold                                   180,617                  -           83,270                -           185,371
                                              ---------------    ---------------  ---------------  ---------------  ----------------
Gross Profit                                         (46,729)                 -          (30,491)               -           (47,577)
                                              ---------------    ---------------  ---------------  ---------------  ----------------
COST AND EXPENSES:
  General and adminstrative                        1,281,120            580,851          818,476          369,562        10,253,689
  Depreciation and amortization                       76,471              6,251           40,014            3,126           197,813
                                              ---------------    ---------------  ---------------  ---------------  ----------------
     Total costs and expenses                      1,357,591            587,102          858,490          372,688        10,451,502
                                              ---------------    ---------------  ---------------  ---------------  ----------------
     Loss from operations                         (1,404,320)          (587,102)        (888,981)        (372,688)      (10,499,079)

INTEREST EXPENSE                                           -                  -                -                -           (66,665)
INTEREST INCOME AND OTHER INCOME                      17,433              4,307            7,052            1,306           488,103
                                              ---------------    ---------------  ---------------  ---------------  ----------------

     Net loss before extraordinary loss
        and discontinued operations               (1,386,887)          (582,795)        (881,929)        (371,382)      (10,077,641)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT                   -                  -                -                -          (250,000)

LOSS ON DISCONTINUED OPERATIONS                            -                  -                -                -          (843,927)
                                              ---------------    ---------------  ---------------  ---------------  ----------------
           Net loss                               (1,386,887)          (582,795)        (881,929)        (371,382)      (11,171,568)

PREFERRED STOCK DIVIDENDS                            443,546            174,156          223,475           90,962         1,279,244

                                              ---------------    ---------------  ---------------  ---------------  ----------------
      Net loss available to common
           stockholders                        $  (1,830,433)     $    (756,951)   $  (1,105,404)   $    (462,344)   $  (12,450,812)
                                              ===============    ===============  ===============  ===============  ================

Basic and diluted loss per share                      ($0.19)            ($0.08)          ($0.11)          ($0.05)

Basic and diluted weighted average
  shares outstanding                               9,728,396          9,713,307        9,728,396        9,728,396

       The accompanying notes are an integral part of these financial statements


                                              INTERNATIONAL DISPENSING CORPORATION
                                                  (A Development Stage Company)

                                              STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                                  Cumulative
                                                                                                                from Inception
                                                                            For the six months ended           October 10, 1995
                                                                         June 30,             June 30,             through
                                                                           2002                 2001            June 30, 2002
                                                                      ---------------------------------------------------------
Cash flows from operating activities:
Net loss                                                               $   (1,386,887)    $    (582,795)     $     (11,171,568)
Adjustment for loss from discontinued operations                                    -                 -                843,927
                                                                      ---------------------------------------------------------
Net loss from continuing operations                                        (1,386,887)         (582,795)           (10,327,641)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                                76,471             6,251                197,813
  Compensation from stock grant                                                     -                 -                396,679
  Non-cash compensation                                                       215,734            25,000                506,882
  Extraordinary loss on retirement of debt                                          -                 -                250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                           (23,767)                -                (27,673)
    Decrease (increase) in prepaid expenses                                    10,047            10,674                (13,925)
    Increase in inventory                                                    (286,743)          (14,735)              (314,770)
    Increase in other assets                                                        -                 -                 (3,447)
    Increase (decrease) in account payable and accrued expenses               288,283           (19,600)               420,318
                                                                      ---------------------------------------------------------
Net cash used in continuing operating activities:                          (1,106,862)         (575,205)            (8,915,764)
Net cash used in discontinued operations:                                           -                 -               (843,927)
                                                                      ---------------------------------------------------------
Net cash used in operating activities:                                     (1,106,862)         (575,205)            (9,759,691)
                                                                      ---------------------------------------------------------
Cash flows from investing activities:
  Purchase of fixed assets                                                   (337,350)         (177,548)            (1,332,542)
                                                                      ---------------------------------------------------------
  Purchase of license                                                               -                 -             (4,000,000)
Net cash used in investing activities                                        (337,350)         (177,548)            (5,332,542)
                                                                      ---------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                         -           650,000              6,500,000
  Proceeds from bridge financing                                                    -                 -              2,100,000
  Proceeds from issuance of convertible promissory notes                            -                 -                150,000
  Repayment of convertible promissory notes                                         -                 -               (300,000)
  Repayment of bridge loans                                                         -                 -             (1,050,000)
  Repayment of convertible debt                                                     -                 -               (100,000)
  Proceeds from initial public offering                                             -                 -              8,772,815
                                                                      ---------------------------------------------------------
Net cash provided by financing activities                                           -           650,000             16,072,815
                                                                      ---------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (1,444,212)         (102,753)               980,582
Cash and cash equivalents, beginning of period                              2,424,794           418,758                      -
                                                                      ---------------------------------------------------------
Cash and cash equivalents,end of period                                $      980,582     $     316,006      $         980,582
                                                                      =========================================================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $            -     $           -      $          66,665
Non-cash investing and financing activities:
  Issuance of common stock                                                          -                 -                  5,800
  Purchase of license from affiliate                                                -                 -              4,000,000

      The accompanying notes are an integral part of these financial statements

                                              INTERNATIONAL DISPENSING CORPORATION
                                                  (a development stage company)

                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                        FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
                          THROUGH JUNE 30, 2002 and DECEMBER 31, 2001,2000,1999,1998,1997,1996 and 1995



                                                                                  Preferred                    Common    Additional
                                                                       Preferred    Stock        Common        Stock       Paid-in
                                                                         Shares    Amount        shares        amount      Capital
                                                                      --------------------------------------------------------------
BALANCE, October 10, 1995 (inception)                                       -     $       -            -      $     -    $        -
   Issuance of common stock pursuant to License Agreement                   -             -    2,900,000        2,900             -
   Issuance of common stock pursuant to Settlement Agreement                -             -    1,950,000        1,950             -
   Issuance of common stock to management                                   -             -      950,000          950        76,238
   Purchase of License from Affiliate                                       -             -            -            -             -
   Issuance of common stock in private placement                            -             -       87,500           88        43,662
   Issuance of common stock rights in private placement                     -             -            -            -       131,250
       Net loss                                                             -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1995                                                  -             -    5,887,500        5,888       251,150
   Issuance of common stock in private placement                            -             -      437,500          437       218,313
   Issuance of common stock rights in private placement                     -             -            -            -       656,250
   Issuance of common stock to bridge lenders                               -             -    1,575,000        1,575        (1,575)
   Issuance of common stock in initial public offering net of issuance
   Issuance of common stock in public offering, net of issuance costs       -             -    1,666,668        1,667     8,771,148
       Net loss                                                             -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1996                                                  -             -    9,566,668        9,567     9,895,286
   Net loss                                                                 -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1997                                                  -             -    9,566,668        9,567     9,895,286
   Net loss                                                                 -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1998                                                  -             -    9,566,668        9,567     9,895,286
   Issuance of preferred stock in private placement                       560     1,120,000            -            -             -
   Net loss                                                                 -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1999                                                560     1,120,000    9,566,668        9,567     9,895,286
   Issuance of preferred stock in private placement                       790     1,580,000            -            -             -
   Preferred stock dividends                                                -       271,601            -            -      (271,601)
   Issuance of warrants to consultants                                      -             -            -            -             -
   Issuance of common stock to consultants                                  -             -      100,000          100        68,900
   Net loss                                                                 -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, December 31, 2000                                              1,350     2,971,601    9,666,668        9,667     9,692,585
   Issuance of preferred stock in private placement                     1,900     3,800,000            -            -             -
   Preferred stock dividends                                                -       564,097            -            -      (564,097)
   Issuance of preferred stock for dividend payment                       418             -            -            -             -
   Stock based compensation                                                 -             -            -            -       371,400
   Issuance of common stock to consultants                                  -             -       61,728           62        24,938
   Net loss                                                                 -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, December 31, 2001                                              3,668     7,335,698    9,728,396        9,729     9,524,826
   Issuance of preferred stock in private placement                         -             -            -            -             -
   Issuance of stock options to non-employees                                                                               215,734
   Accrued and unpaid preferred stock dividends                             -       443,546            -            -      (443,546)
   Net loss                                                                 -             -            -            -             -
                                                                        ------------------------------------------------------------
BALANCE, June 30, 2002 (Unaudited)                                      3,668   $ 7,779,244    9,728,396      $ 9,729    $9,297,014
                                                                        ============================================================

                                       6A


                                                                                          Deficit
                                                                                        Accumulated        Total
                                                                                          During      Stockholders'
                                                                           Warrants     Development      (Deficit)
                                                                         Outstanding       Stage          Equity
                                                                      -----------------------------------------------
BALANCE, October 10, 1995 (inception)                                    $         -    $         -   $           -
   Issuance of common stock pursuant to License Agreement                          -              -           2,900
   Issuance of common stock pursuant to Settlement Agreement                       -              -           1,950
   Issuance of common stock to management                                          -              -          77,188
   Purchase of License from Affiliate                                              -     (4,000,000)     (4,000,000)
   Issuance of common stock in private placement                                   -              -          43,750
   Issuance of common stock rights in private placement                            -              -         131,250
       Net loss                                                                    -       (249,795)       (249,795)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1995                                                         -     (4,249,795)     (3,992,757)
   Issuance of common stock in private placement                                   -              -         218,750
   Issuance of common stock rights in private placement                            -              -         656,250
   Issuance of common stock to bridge lenders                                      -              -               -
   Issuance of common stock in initial public offering net of issuance
   Issuance of common stock in public offering, net of issuance costs              -              -       8,772,815
       Net loss                                                                    -     (1,302,684)     (1,302,684)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1996                                                         -     (5,552,479)      4,352,374
   Net loss                                                                        -     (1,145,091)     (1,145,091)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1997                                                         -     (6,697,570)      3,207,283
   Net loss                                                                        -     (1,938,390)     (1,938,390)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1998                                                         -     (8,635,960)      1,268,893
   Issuance of preferred stock in private placement                                -              -       1,120,000
   Net loss                                                                        -     (1,702,108)     (1,702,108)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 1999                                                              (10,338,068)        686,785
   Issuance of preferred stock in private placement                                -              -       1,580,000
   Preferred stock dividends                                                       -              -               -
   Issuance of warrants to consultants                                       109,949              -         109,949
   Issuance of common stock to consultants                                         -              -          69,000
   Net loss                                                                        -     (1,667,734)     (1,667,734)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 2000                                                   109,949    (12,005,802)        778,000
   Issuance of preferred stock in private placement                                -              -       3,800,000
   Preferred stock dividends                                                       -              -               -
   Issuance of preferred stock for dividend payment                                -              -               -
   Stock based compensation                                                        -              -         371,400
   Issuance of common stock to consultants                                         -              -          25,000
   Net loss                                                                        -     (1,778,879)     (1,778,879)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 2001                                                   109,949    (13,784,681)      3,195,521
   Issuance of preferred stock in private placement                                -              -               -
   Issuance of stock options to non-employees                                                               215,734
   Accrued and unpaid preferred stock dividends                                    -              -               -
   Net loss                                                                        -     (1,386,887)     (1,386,887)
                                                                        ------------------------------------------------------------
BALANCE, June 30, 2002 (Unaudited)                                         $ 109,949   $(15,171,568)  $   2,024,368
                                                                        ============================================================

   The accompanying notes are an integral part of these statements.

                                       6B

                      International Dispensing Corporation
                          (A Development Stage Company)

                  Notes to the financial statements (UNAUDITED)


1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of June 30, 2002, and the statements of operations, statements of cash flows and statement of stockholders equity for the three and six months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Results of operations for the three and six-months ended June 30, 2002 are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception through June 30, 2002 of approximately $15.2 million and losses are continuing. The Company's primary source of funds since inception has been from the sale of its common and preferred stock.

Management does not believe it will be necessary to undertake significant private placements of equity securities in 2002, which in the past have provided funding to allow the Company to continue its development of its new technology. The Company expects to have additional sales of its patented Beverage Carafe and its aseptic Gravity Flow Valve in 2002 as the Company's efforts to market its products continue to increase. . In addition, management has taken certain steps and made management changes in an effort to reduce operating expenses of the Company. Further, during July 2002, the Company secured a $250,000 revolving line of credit with a bank. This line has a one-year term and is secured by the assets of the Company. The interest rate on this line is based on prime + .5%. Management believes that such planned sales, reduction of expenses and financing will allow the Company to maintain sufficient liquidity to continue as a going concern in 2002. However, there is significant uncertainty of this plan and there can be no assurance in this regard. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

3.   Private Placements

PREFERRED STOCK

SERIES A OFFERINGS

During 1999, the Company designated 2,000 shares of the authorized Preferred Stock as Series A Voting Redeemable Convertible Preferred Stock (the "Series A Stock") and entered into a Preferred Stock Subscription Agreement (the "Subscription Agreement") with certain Directors of the Company and a third party (collectively, the "Series A Investors").

The Series A Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and are payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the six months ended June 30, 2002 were not yet paid as of June 30, 2002. Cumulative dividends are payable in cash or additional shares of Series A Stock, at the discretion of the Company.

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

Pursuant to the Subscription Agreement, the Series A Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. Through December 31, 2001, the Series A Investors purchased 560 shares of Series A Stock, resulting in total net proceeds to the Company of $1,120,000. There were no purchases of Series A stock during the six months ended June 30, 2002.

SERIES B OFFERINGS

During 2000, the Company designated 1,500 shares of the authorized Preferred Stock as Series B Voting Redeemable Convertible Preferred Stock (the "Series B Stock") and entered into an amendment to the Subscription Agreement (the "Series B Amendment") with the Series A Investors and one new investor (collectively, the "Series B Investors"). Series B Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the six months ended June 30, 2002 were not yet paid as of June 30, 2002. Cumulative dividends are payable in cash or additional shares of Series B Stock, at the discretion of the Company. Each share of Series B Stock is convertible at the holder's option into approximately 5,700 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.35 per share. Each share of Series B Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. Series B Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series B Amendment, the Series B Investors purchased 440 shares of Series B Stock instead of the remaining 440 shares of unsubscribed Series A. The purchase of Series B Stock resulted in total net proceeds to the Company of $880,000. There were no purchases of Series B stock during the six months ended June 30, 2002.

SERIES C OFFERINGS

Also, during 2000, the Company designated 700 shares of the authorized Preferred Stock as Series C Voting Redeemable Convertible Preferred Stock (the "Series C Stock") and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain investors (the "Series C Investors"). Series C Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the six months ended June 30, 2002 were not yet paid as of June 30, 2002. Cumulative dividends are payable in cash or additional shares of Series C Stock, at the discretion of the Company.

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

In January 2001, the Company sold to one investor 50 shares of the Series C Stock and warrants to purchase an additional 50 shares of Series C Stock, for an aggregate purchase price of $100,000. These warrants expired on June 30, 2001. In May and June 2001, the Company sold to investors an aggregate of 100 shares of the Series C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. These warrants entitle the holder to purchase shares of Series C Stock for a price of $2,000 per share. As of June 30, 2001, 25 of these warrants were exercised for an aggregate purchase price of $50,000. In December 2001, the remaining 75 warrants for Class C stock were exercised for an aggregate purchase price of $150,000. There were no purchases of Series C stock during the six months ended June 30, 2002.

SERIES D OFFERING

In July 2001, the Company designated 3,000 shares of the authorized Preferred Stock as Series D Voting Redeemable Convertible Preferred Stock (the "Series D Stock") and entered into a Subscription Agreement (the "Series D Subscription Agreement") with one investor who purchased 1,500 shares of Series D Stock for an aggregate purchase price of $3.0 million dollars. The Series D Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the six months ended June 30, 2002 were not yet paid as of June 30, 2002. Cumulative dividends are payable in cash or additional shares of Series D Stock, at the discretion of the Company. Each share of Series D Stock is convertible at the holder's option into approximately 2,000 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. Each share of Series D Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series D Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends. There were no purchases of Series D stock during the six months ended June 30, 2002.

PREFERRED STOCK DIVIDENDS

In December 2001 the Board of Directors authorized the payment, in additional shares, of all outstanding dividends through December 31, 2001 on all series of preferred stock and increased the number of designated shares of Series C Preferred Stock to 4,000 shares. The Company's management believes that all preferred stock dividends will be paid in stock.

The following is a summary of the Company's preferred stock as of June 30, 2002 and December 31, 2001:

                                                              June 30, 2002     December 31, 2001
                                                              -------------     -----------------
Series A, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 9,091 shares of common stock, 2,000 shares
authorized, 714 shares outstanding as of June 30, 2002
and December 31, 2001.                                          $1,427,336          $1,427,336

Series B, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 5,714 shares of common stock, 1,500 shares
authorized, 544 shares outstanding as of June 30, 2002
and December 31, 2001.                                           1,087,162           1,087,162

Series C, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 6,667 shares of common stock, 4,000 shares
authorized, 830 shares outstanding as of June 30, 2002
and  December 31, 2001.                                          1,660,433           1,660,433

Series D, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 2,000 shares of common stock, 3,000 shares
authorized, 1,580 shares outstanding as of June 30, 2002         3,160,767           3,160,767
and December 31, 2001.

Accrued and unpaid preferred dividends                             443,546                  --
                                                               -----------          ----------
Total Preferred Stock                                          $7,779,244           $7,335,698
                                                               ==========           ==========

4.   STOCK TRANSACTIONS

During the second quarter of 2002 the Company granted 220,000 stock options to purchase common stock to key consultants and suppliers that vested immediately. These options are exercisable through June 2012 at an exercise price of $1.14 per share. These options were issued as compensation for services rendered to the Company by such consultants and suppliers. Total expense for the three and six month periods ended June 30,2002 related to the issuance of these options was valued in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" using the Black Scholes pricing model with the following assumptions: risk free interest rate of 3.33 %, dividend yield of 0%, expected life of 5 years and a volatility factor of 128%. Total expense for the three and six-month periods ended June 30, 2002 related to the issuance of these options amounted to $215,734 and is included in general and administrative expenses.

5.   RELATED PARTY TRANSACTION

During the second quarter of 2002, the Company entered into a marketing and public relations services contract with a company whose president is the brother of an officer of the Company. Terms of the agreement include the issuance of 62,500 shares of common stock in lieu of cash upon completion of services performed over a five-month period ending August 2002. The Company has accrued $28,125 of expense, based on the quoted market prices of common stock as of June 30, 2002, of expenses for the three and six-month periods ended June 30, 2002 which is included in general and administrative expenses.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on Page 3 and financial information included elsewhere in this report.

The Company generated modest revenues during the three and six months ended June 30, 2002 of $52,779 and $133,888 respectively. As of June 30, 2002, the Company has no debt and management plans for the Company to be cash flow neutral in the fourth quarter of 2002, although there can be no assurance in this regard. The Company hopes it will achieve this milestone as a result of forecasted gross profit from sales of the Company's Aseptic Gravity Flow Valve and Beverage Carafe sales revenues and gross profit contributions. The Company also plans to introduce at least one (1) new product in 2002.

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


                              Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

Revenue - For the three and six months ended June 30, 2002, the Company generated $52,779 and $133,888 respectively, in revenue, and had a negative gross profit of $ 30,491 and $46,729, respectively. The Company did not generate revenues in the three or six months ended June 30, 2001. The negative gross profit in 2002 is due to the single cavity tooling utilized in manufacturing. The Company anticipates multi-cavity tooling, which is expected to decrease production costs, to be on-line on or before the fourth quarter of 2002.

Operating Expenses - For the three and six months ended June 30, 2002, the Company had operating expenses of $858,490 and $1,357,591, respectively, representing an increase of $485,802 and $770,489, respectively, versus the same period last year. The increase represents the increase in salary expense over the same period last year as a result of the hiring of additional personnel, an increase in engineering costs relating to the tooling for the multi-cavity tools, as well as engineering costs for the assembly and testing equipment relating to the aseptic Gravity Flow Valve and Beverage Carafe and an increase in consulting fees.

Net Loss - For the three and six months ended June 30, 2002 the Company had a net loss of $881,929 and $1,386,887, respectively, representing an increase of $510,547 and $804,092, respectively, versus the same period last year. The increased loss for the three and six month period is principally due to the Company's recognition of negative gross profit and additional salary, design engineering and consulting expenses.

                               Financial Condition

As reflected in the Company's financial statements, the Company has experienced continuing net losses and negative cash flows from operations from inception through June 30, 2002. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage, but is currently generating modest operating revenue. The Company's plan is to generate sufficient sales in the fourth quarter of the fiscal year ending December 31, 2002 to have neutral cash flow from operations for the fourth quarter of 2002. The Company has orders under contract for the delivery of aseptic Gravity Flow Valves and the Beverage Carafe. The Company will need to obtain additional contracts during 2002 to meet the cash flow targets. However, there can be no assurance with regard to the Company's ability to obtain such contracts or to improve its cash flow from operations.

On July 2, 2002, the Company established a secured, one year, variable rate based on prime +.5%, revolving line of credit for $250,000 with Commercefirst bank. This line is secured by the current and fixed assets of the Company. As of August 13, 2002, no amounts are outstanding on this line of credit.

As of June 30, 2002, the Company had working capital of approximately $886,192. The Company's spending rate from January to June 2002 was approximately $169,000 per month. The Company anticipates that for the third quarter of 2002 the monthly spending rate will be approximately $145,000 per month. The majority of the Company's remaining expenditures will be related to sales and marketing as well as the Company's new product lines and new product development efforts. In addition, the Company will also incur capital expenditures for multi-cavity molds and steel dyes as well as expenditures for raw materials and the cost to manufacture the products.

The Company does not anticipate the need for additional external sources of funding during next twelve months; however, this will be dependent upon the Company's ability to generate increasing revenues and sufficient gross margins in 2002.

The Company does not plan to need additional external sources of funding during next twelve months; however, this will be dependent upon the Company's ability to generate increasing revenues and sufficient gross margins in 2002 and beyond. If the Company is not able to increase revenues and produce positive income from operations and cash flows by the end of 2002 and beyond, the Company will need additional external funding to continue as a going concern. There can be no assurance that the Company will be able to obtain additional external funding in the future.

                   Critical Accounting Policies and Estimates

The following policies identified below have been identified as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Company's audited financial statements for the year ended December 31, 2001 included in the Company's Form 10-K.

REVENUE RECOGNITION. The Company records revenue at agreed upon prices when product is shipped to customers or when services are provided.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. When necessary, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the economy and/or the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make their payments, an allowance may be required.

INVENTORY. Inventory is accounted for at the lower of cost or market. Cost is determined using the first in, first out method.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.
                  None

Item 2.  Changes in Securities and Use of Proceeds.
                  None

Item 3.  Defaults Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders of the Company was held on June 7, 2002. The stockholders approved an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of the Company's Common Stock, which may be issued upon exercise of all options under the 1998 Stock Option Plan from 2,500,000 to 5,000,000. The number of votes cast in favor of the amendment was 16,431,730. The number of votes cast against the amendment was none. There were no votes abstaining and no broker non-votes on such matter. In addition, Gary Allanson and Frank Carillo were elected as Class 1 directors to serve for a term expiring at the 2005 Meeting of Stockholders or until there successors are duly elected and qualified. Greg Abbott was elected as a Class 3 director to serve for a term expiring at the 2004 Meeting of Stockholders or until his successor is duly elected and qualified. (16,431,730 shares voted in favor of the election of Gary Allanson, Frank Carillo and Greg Abbott; there were no votes cast against the election of any of such persons and no abstentions). The term of George Kriste as director continued after the meeting.

Item 5.  Other Information.

                  None
Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed a current report on Form 8K on May 30, 2002 to report in Item 4 thereof, a change in the Company's certifying accountant to Ernst & Young, LLP.

(B)      Exhibit 99.1, Certification under Sarbanes-Oxley act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INTERNATIONAL DISPENSING
                               CORPORATION


Date: August 13, 2002          By: /s/ Gary Allanson
                               ------------------------------------------
                               Gary Allanson
                               Chief Executive Officer & President
                               (Principal Executive)

                               By: /s/ Edwin S. Tharp
                               ------------------------------------------
                               Edwin S. Tharp
                               Chief Operating Officer & Chief Financial Officer (Principal Accounting and Financial Officer)