Form 10QSB
period 2002-09-20
INTERNATIONAL DISPENSING CORP
filed 2002-11-14
CIK 1016739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

         |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,728,396 shares of Common Stock as of November 11, 2002

Transitional Small Business Disclosure Format (Check One): Yes |_|  No |X|

                      International Dispensing Corporation
                          (A Development Stage Company)

                                Table of Contents

Part I - FINANCIAL INFORMATION

                                                                                Page Number
                                                                                -----------
Item 1.  Financial Statements (unaudited)

         Balance Sheets as of September 30, 2002
         and December 31, 2001                                                      3

         Statements of Operations for the nine month and three month periods ended September 30, 2002  and 2001 and for the period from inception
         (October 10, 1995) through September 30, 2002                              4

         Statements of Cash Flows for the nine month period ended
         September 30, 2002  and 2001 and for the period from inception
         (October 10, 1995) through September 30, 2002                              5

         Statements of changes in stockholders' (deficiency) equity for the period from October 10, 1995 (inception) through September 30, 2002
         and December 31, 2001, 2000, 1999, 1998, 1997 and 1996                     6

         Notes to the Financial Statements                                          7

Item 2.  Management's Discussion and Analysis or Plan of Operation                  11

Item 3.   Controls and Procedures                                                   16

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                          16

Item 2.  Changes in Securities                                                      16

Item 3.  Defaults Upon Senior Securities                                            16

Item 4.  Submission of Matters to a Vote of Security Holders                        16

Item 5.  Other Information                                                          16

Item 6.  Exhibits and Reports on Form 8-K                                           16

         Signatures                                                                 17
         Certifications                                                             18
         Exhibit 99.1, Certification under Sarbanes-Oxley Act of 2002               20
         Exhibit 99.2, Certification under Sarbanes-Oxley Act of 2002               21

                      International Dispensing Corporation
                          (A Development Stage Company)

                  Notes to the financial statements (UNAUDITED)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2002 and the statements of operations, statement of changes in stockholders equity and statements of cash flows for the nine months then ended have been prepared by International Dispensing Corporation (the "Company") without audit. The results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Results of operations for the nine month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern. The Company's development stage activities have resulted in an accumulated deficit since inception through September 30, 2002 of approximately $15.8 million and losses are continuing. Losses continue as the Company's efforts to market its products continue to ramp up. The Company's primary source of funds since inception has been from the sale of its common and preferred stock. At September 30, 2002, the Company had cash and cash equivalents of $548,190. The Company anticipates that for the fourth quarter of 2002, the monthly spending rate will be $150,000 per month.

Management is taking certain steps in an effort to attempt to reduce operating expenses of the Company. Such steps include reducing travel and insurance expenses and continuing to rationalize all expenditures. Additionally, the Company obtained $450,000 in cash from the private placement of the existing Series D preferred equity securities in November 2002. The Company may need to attempt to raise additional funds in the future to continue its business. This potential need will be primarily dependent of the level and timing of the Company's success in increased sales and gross profit and controlling operating expenses. There can be no assurance that the Company will be able to raise such additional funding if needed.

The Company anticipates that the combination of gross profits generated from sales combined with the equity funding will be sufficient to enable the Company to achieve a cash neutral position early in 2003. In addition, management has taken certain steps in an effort to reduce operating expenses of the Company.

In July 2002, the Company secured a $250,000 revolving line of credit with a bank. This line has a one-year term and is secured by the assets of the Company. The interest rate on this line is based on prime + .5%. This line was fully utilized at September 30,2002. Management believes that its recent financial activities, along with its planned product sales, and reduction of expenses will allow the Company to maintain sufficient liquidity to continue as a going concern. However, there is significant uncertainty of this plan and there can be no assurance in this regard. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                 September 30,   December 31,
                                                                     2002           2001
                                                                 ------------    ------------
                                                                  (unaudited)
Assets
Current Assets:
Cash and cash equivalents                                        $    548,190    $  2,424,794
Accounts receivable                                                    71,145           3,906
Prepaid expenses                                                       13,925          23,972
Inventory                                                             427,492          28,027
                                                                 ------------    ------------
      Total current assets                                          1,060,752       2,480,699
                                                                 ------------    ------------
Fixed Assets:
Office equipment                                                       91,656          91,587
Productive equipment                                                1,299,285         884,506
Accumulated depreciation                                             (215,170)       (102,243)
                                                                 ------------    ------------
       Net fixed assets                                             1,175,771         873,850
                                                                 ------------    ------------
Other Assets                                                            3,447           3,447
                                                                 ------------    ------------
           Total assets                                          $  2,239,970    $  3,357,996
                                                                 ============    ============

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses                            $    573,572    $    162,475
Line of credit                                                        250,000              --
                                                                 ------------    ------------
Total current liabilities                                             823,572         162,475
                                                                 ------------    ------------

Commitments and contingencies                                              --              --
Stockholders' Equity:
Preferred stock, $.001 par value;
2,000,000 shares authorized with a liquidation preference of
$ 2,000 per share, 3,668 shares issued and outstanding,
as of September 30, 2002 and December 31, 2001                      8,009,331       7,335,698

Common stock, $.001 par value;
40,000,000 shares authorized; 9,728,396 issued and outstanding
as of September 30, 2002 and December 31, 2001                          9,729           9,729

Additional paid-in capital                                          9,066,927       9,524,826

Warrants outstanding                                                  109,949         109,949

Deficit accumulated during the development stage                  (15,779,538)    (13,784,681)
                                                                 ------------    ------------
                    Total stockholders' equity                      1,416,398       3,195,521
                                                                 ------------    ------------
            Total liabilities and stockholders' equity           $  2,239,970    $  3,357,996
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             Nine Months
                                                                ended
                                                        --------------------------------------------
                                                         September 30, 2002     September 30, 2001
                                                        ---------------------   --------------------
Revenues                                                   $    221,491            $         --
Cost of goods sold                                              311,268                      --

                                                           ------------            ------------
Gross Profit                                                    (89,777)                     --
                                                           ------------            ------------

COST AND EXPENSES:
     General and adminstrative                                1,812,535               1,140,302
     Depreciation                                               112,928                   9,377
                                                           ------------            ------------
              Total costs and expenses                        1,925,463               1,149,679
                                                           ------------            ------------
              Loss from operations                           (2,015,240)             (1,149,679)

INTEREST EXPENSE                                                 (1,542)                     --
INTEREST INCOME AND OTHER INCOME                                 21,924                  23,251
                                                           ------------            ------------

              Net loss before extraordinary loss
                  and discontinued operations               (1,994,858)             (1,126,428)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT                             --                      --

LOSS ON DISCONTINUED OPERATIONS                                      --                      --
                                                           ------------            ------------
                       Net loss                              (1,994,858)             (1,126,428)

PREFERRED STOCK DIVIDENDS                                       673,633                 369,127

                                                           ------------            ------------
           Net loss available to common stockholders       $ (2,668,491)           $ (1,495,555)
                                                           ============            ============

Basic and diluted loss per share                                 ($0.27)                 ($0.15)

Basic and diluted weighted average
    shares outstanding                                        9,728,396               9,718,337

                                                                                                             Cumulative
                                                             Three Months                                  from Inception
                                                                ended                                     October 10, 1995
                                                        ---------------------------------------------         through
                                                         September 30, 2002      September 30, 2001      September 30, 2002
                                                        ---------------------   ---------------------   ---------------------
Revenues                                                   $     87,603              $         --            $    225,397
Cost of goods sold                                              130,651                        --                 316,022

                                                           ------------              ------------            ------------
Gross Profit                                                    (43,048)                       --                 (90,625)
                                                           ------------              ------------            ------------

COST AND EXPENSES:
     General and adminstrative                                  531,416                   557,965              10,785,105
     Depreciation                                                36,457                     3,126                 234,270
                                                           ------------              ------------            ------------
              Total costs and expenses                          567,873                   561,091              11,019,375
                                                           ------------              ------------            ------------
              Loss from operations                             (610,921)                 (561,091)            (11,110,000)

INTEREST EXPENSE                                                 (1,542)                       --                 (66,665)
INTEREST INCOME AND OTHER INCOME                                  4,491                    18,945                 492,594
                                                           ------------              ------------            ------------

              Net loss before extraordinary loss
                  and discontinued operations                  (607,972)                 (542,146)            (10,684,071)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT                             --                        --                (250,000)

LOSS ON DISCONTINUED OPERATIONS                                      --                        --                (843,927)
                                                           ------------              ------------            ------------
                       Net loss                                (607,972)                 (542,146)            (11,777,998)

PREFERRED STOCK DIVIDENDS                                       230,086                   194,971               1,509,330

                                                           ------------              ------------            ------------
           Net loss available to common stockholders       $   (838,058)             $   (737,117)           $(13,287,328)
                                                           ============              ============            ============

Basic and diluted loss per share                                 ($0.09)                   ($0.08)

Basic and diluted weighted average
    shares outstanding                                        9,728,396                 9,728,396

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Cumulative
                                                                    For the nine months ended      from Inception
                                                                 -------------------------------  October 10, 1995
                                                                  September 30,   September 30,        through
                                                                      2002           2001         September 30, 2002
                                                                 ---------------------------------------------------
Cash flows from operating activities:
Net loss                                                          $ (1,994,858)   $ (1,126,428)   $(11,779,539)
Adjustment for loss from discontinued operations                            --              --         843,927
                                                                  ------------    ------------    ------------
Net loss from continuing operations                                 (1,994,858)     (1,126,428)    (10,935,612)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation                                                         112,928           9,377         234,270
  Compensation from stock grant                                             --              --         396,679
  Non-cash compensation                                                215,734         148,800         506,882
  Extraordinary loss on retirement of debt                                  --              --         250,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (67,239)             --         (71,145)
    Decrease (increase) in prepaid expenses                             10,047          31,342         (13,925)
    Increase in inventory                                             (399,465)        (17,865)       (427,492)
    Increase in other assets                                                --              --          (3,447)
    Increase (decrease) in account payable and accrued expenses        411,100         (57,692)        543,135
                                                                  ------------    ------------    ------------
Net cash used in continuing operating activities:                   (1,711,753)     (1,012,466)     (9,520,655)
Net cash used in discontinued operations:                                   --              --        (843,927)
                                                                  ------------    ------------    ------------
Net cash used in operating activities:                              (1,711,753)     (1,012,466)    (10,364,582)
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
Purchase of fixed assets                                              (414,851)       (292,479)     (1,410,043)
Purchase of license                                                         --              --      (4,000,000)
                                                                  ------------    ------------    ------------
Net cash used in investing activities                                 (414,851)       (292,479)     (5,410,043)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
Proceeds from issuance of preferred stock                                   --       3,650,000       6,500,000
Proceeds from line of credit                                           250,000              --         250,000
Proceeds from bridge financing                                              --              --       2,100,000
Proceeds from issuance of convertible promissory notes                      --              --         150,000
Repayment of convertible promissory notes                                   --              --        (300,000)
Repayment of bridge loans                                                   --              --      (1,050,000)
Repayment of convertible debt                                               --              --        (100,000)
Proceeds from initial public offering                                       --              --       8,772,815
                                                                  ------------    ------------    ------------
Net cash provided by financing activities                              250,000       3,650,000      16,322,815
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                (1,876,604)      2,345,055         548,190
Cash and cash equivalents, beginning of period                       2,424,794         418,758              --
                                                                  ------------    ------------    ------------
Cash and cash equivalents,end of period                           $    548,190    $  2,763,813    $    548,190
                                                                  ============    ============    ============
Supplemental disclosure of cash flow information:
Cash paid for interest                                            $         --    $         --    $     66,665
Non-cash investing and financing activities:
Issuance of common stock                                                    --              --           5,800
Purchase of license from affiliate                                          --              --       4,000,000

    The accompanying notes are an integral part of these financial statements

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
                         THROUGH SEPTEMBER 30, 2002 and
            DECEMBER 31, 2001, 2000, 1999, 1998, 1997, 1996 and 1995



                                                                                Preferred                Common    Additional
                                                                     Preferred    Stock       Common     Stock      Paid-in
                                                                       Shares     Amount      shares     amount     Capital
                                                                     -----------------------------------------------------------
BALANCE, October 10, 1995 (inception)                                      --   $       --          --   $   --   $        --
Issuance of common stock pursuant to License Agreement                     --           --   2,900,000    2,900            --
Issuance of common stock pursuant to Settlement Agreement                  --           --   1,950,000    1,950            --
Issuance of common stock to management                                     --           --     950,000      950        76,238
Purchase of License from Affiliate                                         --           --          --       --            --
Issuance of common stock in private placement                              --           --      87,500       88        43,662
Issuance of common stock rights in private placement                       --           --          --       --       131,250
Net loss                                                                   --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, December 31, 1995                                                 --           --   5,887,500    5,888       251,150
Issuance of common stock in private placement                              --           --     437,500      437       218,313
Issuance of common stock rights in private placement                       --           --          --       --       656,250
Issuance of common stock to bridge lenders                                 --           --   1,575,000    1,575        (1,575)
Issuance of common stock in initial public offering net of issuance
Issuance of common stock in public offering, net of issuance costs         --           --   1,666,668    1,667     8,771,148
        Net loss                                                           --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, December 31, 1996                                                 --           --   9,566,668    9,567     9,895,286
Net loss                                                                   --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, December 31, 1997                                                 --           --   9,566,668    9,567     9,895,286
Net loss                                                                   --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, December 31, 1998                                                 --           --   9,566,668    9,567     9,895,286
Issuance of preferred stock in private placement                          560    1,120,000          --       --            --
Net loss                                                                   --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, December 31, 1999                                                560    1,120,000   9,566,668    9,567     9,895,286
                                                                     -----------------------------------------------------------
Issuance of preferred stock in private placement                          790    1,580,000          --       --            --
Preferred stock dividends                                                  --      271,601          --       --      (271,601)
Issuance of warrants to consultants                                        --           --          --       --            --
Issuance of common stock to consultants                                    --           --     100,000      100        68,900
Net loss                                                                   --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, December 31, 2000                                              1,350    2,971,601   9,666,668    9,667     9,692,585
                                                                     -----------------------------------------------------------
Issuance of preferred stock in private placement                        1,900    3,800,000          --       --            --
Preferred stock dividends                                                  --      564,097          --       --      (564,097)
Issuance of preferred stock for dividend payment                          418           --          --       --            --
Stock based compensation                                                   --           --          --       --       371,400
Issuance of common stock to consultants                                    --           --      61,728       62        24,938
Net loss                                                                   --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, December 31, 2001                                              3,668    7,335,698   9,728,396    9,729     9,524,826
                                                                     -----------------------------------------------------------
    Issuance of stock options to non-employees                        215,734      215,734
Accrued and unpaid preferred stock dividends                               --      673,633          --       --      (673,633)
Net loss                                                                   --           --          --       --            --
                                                                     -----------------------------------------------------------
BALANCE, September 30, 2002 (Unaudited)                                 3,668   $8,009,331   9,728,396   $9,729   $ 9,066,927
                                                                     ===========================================================

                                                                                   Deficit
                                                                                 Accumulated       Total
                                                                                    During      Stockholders'
                                                                      Warrants    Development     (Deficit)
                                                                     Outstanding    Stage          Equity
                                                                     ----------------------------------------
BALANCE, October 10, 1995 (inception)                                 $     --   $         --    $        --
Issuance of common stock pursuant to License Agreement                      --             --          2,900
Issuance of common stock pursuant to Settlement Agreement                   --             --          1,950
Issuance of common stock to management                                      --             --         77,188
Purchase of License from Affiliate                                          --     (4,000,000)    (4,000,000)
Issuance of common stock in private placement                               --             --         43,750
Issuance of common stock rights in private placement                        --             --        131,250
Net loss                                                                    --       (249,795)      (249,795)
                                                                     ----------------------------------------
BALANCE, December 31, 1995                                                  --     (4,249,795)    (3,992,757)
Issuance of common stock in private placement                               --             --        218,750
Issuance of common stock rights in private placement                        --             --        656,250
Issuance of common stock to bridge lenders                                  --             --             --
Issuance of common stock in initial public offering net of issuance
Issuance of common stock in public offering, net of issuance costs          --             --      8,772,815
        Net loss                                                            --     (1,302,684)    (1,302,684)
                                                                     ----------------------------------------
BALANCE, December 31, 1996                                                  --     (5,552,479)     4,352,374
Net loss                                                                    --     (1,145,091)    (1,145,091)
                                                                     ----------------------------------------
BALANCE, December 31, 1997                                                  --     (6,697,570)     3,207,283
Net loss                                                                    --     (1,938,390)    (1,938,390)
                                                                     ----------------------------------------
BALANCE, December 31, 1998                                                  --     (8,635,960)     1,268,893
Issuance of preferred stock in private placement                            --             --      1,120,000
Net loss                                                                    --     (1,702,108)    (1,702,108)
                                                                     ----------------------------------------
BALANCE, December 31, 1999                                                  --    (10,338,068)       686,785
                                                                     ----------------------------------------
Issuance of preferred stock in private placement                            --             --      1,580,000
Preferred stock dividends                                                   --             --             --
Issuance of warrants to consultants                                    109,949             --        109,949
Issuance of common stock to consultants                                     --             --         69,000
Net loss                                                                    --     (1,667,734)    (1,667,734)
                                                                     ----------------------------------------
BALANCE, December 31, 2000                                             109,949    (12,005,802)       778,000
                                                                     ----------------------------------------
Issuance of preferred stock in private placement                            --             --      3,800,000
Preferred stock dividends                                                   --             --             --
Issuance of preferred stock for dividend payment                            --             --             --
Stock based compensation                                                    --             --        371,400
Issuance of common stock to consultants                                     --             --         25,000
Net loss                                                                    --     (1,778,879)    (1,778,879)
                                                                     ----------------------------------------
BALANCE, December 31, 2001                                             109,949    (13,784,681)     3,195,521
                                                                     ----------------------------------------
    Issuance of stock options to non-employees
Accrued and unpaid preferred stock dividends                                --             --             --
Net loss                                                                    --     (1,994,858)    (1,994,858)
                                                                     ----------------------------------------
BALANCE, September 30, 2002 (Unaudited)                               $109,949   $(15,779,539)   $ 1,416,396
                                                                     ========================================

The accompanying notes are an integral part of these statements.

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

The Series A Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and are payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the nine months ended September 30, 2002 were not yet paid as of September 30, 2002. Cumulative dividends are payable in cash or additional shares of Series A Stock, at the discretion of the Company.

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

Pursuant to the Subscription Agreement, the Series A Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. Through December 31, 2001, the Series A Investors purchased 560 shares of Series A Stock, resulting in total net proceeds to the Company of $1,120,000. There were no purchases of Series A stock during the nine months ended September 30, 2002.

Series B Offerings

During 2000, the Company designated 1,500 shares of the authorized Preferred Stock as Series B Redeemable Convertible Preferred Stock (the "Series B Stock") and entered into an amendment to the Subscription Agreement (the "Series B Amendment") with the Series A Investors and one new investor (collectively, the "Series B Investors"). Series B Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the nine months ended September 30, 2002 were not yet paid as of September 30, 2002. Cumulative dividends are payable in cash or additional shares of Series B Stock, at the discretion of the Company. Each share of Series B Stock is convertible at the holder's option into approximately 5,700 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.35 per share. Each share of Series B Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. Series B Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series B Amendment, the Series B Investors purchased 440 shares of Series B Stock instead of the remaining 440 shares of unsubscribed Series A. The purchase of Series B Stock resulted in total net proceeds to the Company of $880,000. There were no purchases of Series B stock during the nine months ended September 30, 2002.

Series C Offerings

Also, during 2000, the Company designated 700 shares of the authorized Preferred Stock as Series C Redeemable Convertible Preferred Stock (the "Series C Stock") and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain investors (the "Series C Investors"). Series C Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the nine months ended September 30, 2002 were not yet paid as of September 30, 2002. Cumulative dividends are payable in cash or additional shares of Series C Stock, at the discretion of the Company.

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

In January 2001, the Company sold to one investor 50 shares of the Series C Stock and warrants to purchase an additional 50 shares of Series C Stock, for an aggregate purchase price of $100,000. These warrants expired on June 30, 2001. In May and June 2001, the Company sold to investors an aggregate of 100 shares of the Series C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. These warrants entitled the holder to purchase shares of Series C Stock for a price of $2,000 per share. As of June 30, 2001, 25 of these warrants were exercised for an aggregate purchase price of $50,000. In December 2001, the remaining 75 warrants for Class C Stock were exercised for an aggregate purchase price of $150,000. There were no purchases of Series C Stock during the nine months ended September 30, 2002.

Series D Offering

In July 2001, the Company designated 3,000 shares of the authorized Preferred Stock as Series D Redeemable Convertible Preferred Stock (the "Series D Stock") and entered into a Subscription Agreement (the "Series D Subscription Agreement") with one investor who purchased 1,500 shares of Series D Stock for an aggregate purchase price of $3.0 million dollars. The Series D Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the nine months ended September 30, 2002 were not yet paid as of September 30, 2002. Cumulative dividends are payable in cash or additional shares of Series D Stock, at the discretion of the Company.

Each share of Series D Stock is convertible at the holder's option into approximately 2,000 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. Each share of Series D Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series D Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends. There were no purchases of Series D stock during the nine months ended September 30, 2002. There were 225 shares of Series D Stock purchased in November 2002 by current and additional investors. Total proceeds from the sale were $450,000.

Preferred Stock Dividends

In December 2001 the Board of Directors authorized the payment, in additional shares, of all outstanding dividends through December 31, 2001 on all series of preferred stock and increased the number of designated shares of Series C Stock to 4,000 shares.

The following is a summary of the Company's preferred stock as of September 30, 2002 and December 31, 2001:

                                                                                   September 30, 2002         December 31, 2001
                                                                                   ------------------         -----------------
Series A, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 9,091 shares of common stock, 2,000 shares authorized, 714 shares outstanding as of September 30, 2002
and December 31, 2001.                                                                  $1,427,336                 $1,427,336

Series B, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 5,714 shares of common stock, 1,500 shares authorized, 544 shares outstanding as of September 30, 2002
and December 31, 2001.                                                                   1,087,162                  1,087,162

Series C, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 6,667 shares of common stock, 4,000 shares authorized, 830 shares outstanding as of September 30, 2002
and  December 31, 2001.                                                                  1,660,433                  1,660,433

Series D, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 2,000 shares of common stock, 3,000 shares
authorized, 1,580 shares outstanding as of September  30, 2002                           3,160,767                  3,160,767
and December 31, 2001.

Accrued and unpaid preferred dividends                                                     673,633                         --

Total Preferred Stock                                                                   $8,009,331                 $7,335,698
                                                                                        ----------                 ----------

4. STOCK TRANSACTIONS

During the second quarter of 2002 the Company granted 220,000 stock options to purchase common stock to key consultants and suppliers that vested immediately. These options are exercisable through June 2012 at an exercise price of $1.14 per share. These options were issued as compensation for services rendered to the Company by such consultants and suppliers. Total expense for the three and nine month periods ended September 30,2002 related to the issuance of these options was valued in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" using the Black Scholes pricing model with the following assumptions: risk free interest rate of
3.33 %, dividend yield of 0%, expected life of 5 years and a volatility factor of 128%. Total expense for the nine month period ended September 30, 2002 related to the issuance of these options amounted to $215,735 and is included in general and administrative expenses.

5. STOCK OPTION TRANSACTIONS

During the third quarter of 2002 the Company registered with the Securities and Exchange Commission all of the shares of common stock issuable upon exercise of options under both of the stock option plans, shares of common stock issuable upon exercise of warrants issued to certain consultants and shares of common stock issued or to be issued to a consultant.

6. RELATED PARTY TRANSACTION

During the second quarter of 2002, the Company entered into a marketing and public relations services contract with a company whose president is the brother of the Chief Operating Officer of the Company.

Terms of the agreement include the issuance of 62,500 shares of common stock in lieu of cash upon completion of services performed over a five-months ended August 2002. The Company has accrued $65,625 of expense, based on the quoted market prices of common stock as of August 30, 2002, for the nine month period ended September 30, 2002, which is included in general and administrative expenses. These shares have not been issued as of September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's financial statements, and financial information included elsewhere in this report.

The Company generated modest revenues during the three and nine months ended September 30, 2002 of $87,603 and $221,491, respectively.

The Company was awarded two utility patents by the U.S. Patent and Trademark office in the second and third quarters of 2002. The first was a broad utility patent for a disposable Beverage Carafe that expires in the year 2020. The second award was a broad utility patent for an aseptic Gravity Flow Valve. The Gravity Flow Valve patent expires in the year 2020. The Company has additional patents pending worldwide for both products.

The Company's product development team filed for U.S. and worldwide patent protection on the following fitment, packaging and dispensing technologies in the third quarter:

     o Spinner Cap(TM) technology is a fitment designed to attach to either a soft-sided pouch or bag and works with either the Company's Portion Control Pump or Blending Pump.

     o Fast Click(TM) technology is a fitment designed to aseptically attach to either a flexible pouch or bag and works with either the Company's Portion Control Pump or Blending Pump.

     o No-Drip Gravity Flow Valve is a line extension of the aseptic Gravity Flow Valve fitment designed to dispense viscous syrups, thick ketchups, condiments and edible oils from a flexible pouch or bag. The applications currently under commercial development include premium chocolate syrups, edible oils and coffee concentrates.

     o Blending Pump technology is a dispenser that accurately extracts viscous concentrates from a flexible pouch or bag and mixes the concentrate with water or diluents to produce a finished beverage, chemical or neutracutical product. The Blending Pump is in a scalable technology that enables customers to customize their mixing ratios. The Blending Pump accurately extracts and mixes concentrates with diluents ranging from 1,000: 1 to 4: 1. The applications currently under commercial development include a coffee concentrate dispenser and a cleaning disinfectant dispenser.

     o Portion Control Pump technology is a dispenser that can accurately extract and dispense viscous flowable foods and beverage concentrates from a flexible pouch or bag. The applications currently under commercial development include premium sauces and high-end condiments.

The Company is working simultaneously with several food, beverage and nonfood companies under strict confidentiality and non-compete agreements to commercialize the Company's technologies. The Company does not control the speed and timing of the development process once it begins working with a food, beverage or chemical company. In 2002, a number of product development initiatives the Company was participating in were put on hold or downsized by the "collaborating company". In the third quarter of 2002, all of the development projects the Company began working on in the first quarter of 2002 are again active.

The Company has completed the first phase of its Beverage Carafe marketing campaign which was designed to introduce a patented 96 ounce disposable Beverage Carafe package to national, regional and local food service distributors and retailers across North America. The Company has sold Beverage Carafes to leading grocery, specialty coffee and convenience outlets as well as to leading food service distributors such as Wegmans, SYSCO and Bunzl. The Company anticipates that it will add to its list of high profile accounts in the fourth quarter of 2002.

The Company is holding discussions with three leading regional convenience outlet chains located on the east coast (representing a total of 900 stores collectively) to potentially purchase the Beverage Carafe. Two of the regional convenience outlet chains have directed the Company to produce custom side panels with the respective convenience chain's logos. A leading national distributor has also agreed to distribute the Beverage Carafe nationwide. A leading international paper manufacturer and distributor has expressed an interest in marketing and distributing the Company's Beverage Carafe across North America. There can be no assurance that any of these activities will lead to significant additional sales of the Company's products.

The Company is also engaged in confidential discussions with leading packaging firms and distributors who have expressed an interest in an exclusive marketing and manufacturing relationship with the Company. There is no assurance that such discussions and negotiations may lead to any additional sales, partnerships or collaborative efforts.

The size and continued double-digit growth of the "Coffee to Go" market combined with the initial success of the Company's patented package has stimulated interest with large packaging companies. In the second quarter of 2002, the Flexible Packaging Association awarded the Beverage Carafe with a Silver Medal for Packaging Excellence. The award led to several press articles that further raised market awareness about the Company and the Beverage Carafe.

The Company estimates that the wholesale package market for a disposable beverage container like the Company's Beverage Carafe may be $315 to $380 million annually. This is based on a market penetration of 13. 5% of the 1 million retailers and food service outlets that would use a disposable beverage carafe to distribute brewed coffee to go.

Although sales have been modest, the Company believes that its patented Beverage Carafe is now a proven commercial packaging technology. Repeat sales of the Beverage Carafe to the early adaptors support the fact that this unique package offers retailers and food service customers advantages versus the competing corrugated box. The Company's Beverage Carafe benefits range from operational efficiencies and improved product quality and safety to improved branding.

The Company's patented aseptic Gravity Flow Valve allows aseptic dairy products that are packaged in a flexible bag to remain bacteria free without refrigeration for over a year. The Company continues to work with Goodwest Industries ("Goodwest,") the Food and Drug Administration ("FDA") and National Food Labs to certify the Company's aseptic Gravity Flow Valve as a single fitment for aseptic flexible packaging. This certification would identify the Company as the only supplier worldwide of this fitment. The FDA demands that all flexible packaging dispensing aseptic products (i.e., bacteria free, shelf stable) must have two fitments attached to the flexible package. One fitment is used to fill the package and one fitment is used to dispense the product. The two fitment package design has been in place for over 25 years. The two fitment package doubles the cost of the package and this cost has been a barrier of entry for companies selling beverages that could be dispensed from a flexible package. A partial list of products that cannot be dispensed from a flexible package because the costs are too high includes non-preserved juices, soy milk, coffee beverages, neutraceuticals and energy drinks.

Goodwest has doubled its monthly demand for the Company's aseptic Gravity Flow Valve since the first quarter of 2002 and based on discussions with Goodwest, the Company anticipates this trend will continue through the fourth quarter and into 2003. If this trend continues, the Company would generate increased revenue of $67,500 in the fourth quarter of 2000. Such an increase would be attributed to Goodwest's introduction of the Company's Gravity Flow Valve to approximately 45% of Goodwest's existing dairy customers.

As a result of the Company's aseptic valve technology, Goodwest Industries has just introduced the first "ready-to-drink" aseptic coffee beverage line that will be dispensed from a flexible bag in the third quarter. Goodwest's introduction of an aseptic, shelf stable, coffee beverage represents a new line of products that the Company's aseptic Gravity Flow Valve will be able to support long term. The Company cannot estimate the potential impact of this development on future revenues due to the lack of sales history.

The Company's aseptic Gravity Flow Valve was demonstrated by the Scholle Corporation, the world's largest bag manufacturer, at this year's International Packaging Exposition in Anaheim, CA. The Company's aseptic Gravity Flow Valve was presented as the only push button, aseptic, shelf stable valve commercially available. The Scholle Corporation and the Company do not have any formal agreements at this point.

The Company plans to begin producing aseptic Gravity Flow Valves from an additional set of new tools and automated assembly equipment in the fourth quarter of 2002. The Company believes that this development could quadruple the Company's monthly manufacturing capability and significantly decrease the Company's cost of goods per unit.

Nypro, a leading injection molder, has been contracted by the Company as an additional supplier to produce and assemble the Gravity Flow Valves in Clinton, MA. Nypro is the fifth largest injection molder in the world and produces injection molded parts for leading companies such as Gillette and Johnson & Johnson. This increased capacity will allow the Company to proceed with attempting to obtain additional contracts with leading food and beverage companies.

The Company has also completed the design and prototypes for a new Fresh Flow System dispensing system that maintains the commercial sterility of a beverage concentrate. The Fresh Flow System is a beverage dispensing system that mixes viscous concentrates with water or another dilutent to produce ready-to-drink juice, dairy, and coffee or tea beverage. The Fresh Flow System has been designed to eliminate the need for a peristaltic pump to portion out the beverage concentrate.

The Company has also completed the design and prototypes for a Portion Control Pump dispensing system that will attach to flexible packaging and dispense flowable foods. The Company is in initial discussions with a global packaging company to potentially adapt the Company's proprietary dispensing technology to its package.

The Company has completed the design and prototypes for a Blending Pump dispensing engine that can be integrated into an existing line of dispensers. The Blending Pump dispensing engine mixes viscous concentrates in exact ratios ranging from 1,000 to 1 to 4: 1 with water or other diluents to produce finished products. The Company signed a confidentiality and non-compete agreement with a leading chemical company that may adapt the Company's proprietary dispensing technology to its existing line of dispensers

The Company is also subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of proposed products. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could negatively impact the future results of the Company.

For further information concerning the business conducted by the Company, see
Item 1. "Description of Business" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

                              Results of Operations

Three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2001

Revenue and Gross Profit - For the three and nine months ended September 30, 2002, the Company generated $87,603 and $221,491 respectively, in revenue, and had a negative gross profit of $43,048 and $89,777 respectively, on sales. The Company did not generate sales in the three or nine months ended September 30, 2001. The negative gross profit in 2002 is attributed to the increased cost of goods in producing Gravity Flow Valves from the current set of tools and assembly equipment. The Company anticipates its new multi-cavity tooling for the production of its Gravity Flow Valves will be on-line before the end of the fourth quarter of 2002.

Operating Expenses - For the three and nine months ended September 30, 2002 the Company had operating expenses of $567,873 and $1,925,463, respectively, representing an increase of $6,782 and $775,784, respectively, versus the same period last year. Thirty-six percent of the year to date increase in expenses is attributable to $215,735 for stock options issued to non-employees as well as the accrual of $65,625 for expense related to shares issued for services rendered by a non-employee. The remaining increase is attributable to additional salaries, design engineering costs relating to the tooling for the multi-cavity tools, and engineering costs for the assembly and testing relating to the aseptic Gravity Flow Valve and Beverage Carafe.

Net Loss - For the three and nine months ended September 30, 2002 the Company had a net loss of $607,972 and $1,994,858, respectively, representing an increased loss of $65,826 and $868,430, respectively, versus the same period last year. The increased loss for the three and nine month period is principally due to the Company's recognition of negative gross profit, additional salary expenses, the recognition of $215,735 in expenses for stock options to non-employees as well as the accrual of $65,625 for stock issued as a fee to a consultant and design engineering expenses.

                               Financial Condition

As reflected in the Company's financial statements, the Company has experienced continuing net losses and negative cash flows from operations through September 30, 2002. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage, but is currently generating modest revenue. The Company has orders under contract for the delivery of aseptic Gravity Flow Valves and the Beverage Carafe. The Company is attempting to obtain additional contracts to meet its cash flow targets. However, there can be no assurance that the Company will be successful in this regard.

On July 2, 2002, the Company established a secured, one year, variable rate (based on prime +0.5%), revolving line of credit for $250,000 with Commercefirst Bank. The current and fixed assets of the Company secure this line. As of September 30, 2002, the entire $250,000 of this line of credit has been borrowed.

As of September 30, 2002, the Company had cash of $548,190 and working capital of approximately $237,000. The Company's spending rate from January to September 2002 was approximately $170,000 per month. The Company anticipates that for the fourth quarter of 2002 the monthly spending rate will be approximately $150,000 per month. The majority of the Company's follow-on expenditures, other than production costs, will be related to Sales & Marketing of its existing technologies and the development of new product lines.

The Company obtained $450,000 in additional equity funding in November 2002 and plans to attempt to raise additional funds, if required, from external sources during the next twelve months. However, this additional funding will only be needed if the Company is not able to increase revenues and produce positive income from operations and cash flows by the end of 2002 and beyond. There can be no assurance that the Company will be able to produce positive income from operations and cash flows and/or obtain additional external funding in the future.

The Company anticipates that future capital equipment expenditures will be supported primarily by future cash flows. The capital equipment investment required in the past three years was primarily needed to pay for the tooling and assembly equipment required to develop the Company's portfolio of products.

                   Critical Accounting Policies and Estimates

The following policies identified below have been identified as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Company's audited financial statements for the year ended December 31, 2001 included in the Company's Form 10-KSB.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date such internal controls were evaluated. There were no significant deficiencies or material weaknesses in such internal controls for which corrective actions should have been taken.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

             None

Item 2. Changes in Securities.

             None

Item 3. Defaults Upon Senior Securities.

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information.

             None

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit

     99.1 Certification under Sarbanes-Oxley Act of 2002 by Gary Allanson.

     99.2 Certification under Sarbanes-Oxley Act of 2002 by Edwin Tharp.

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on September 13, 2002 to voluntarily file certifications by the Company's Chief Executive Officer and Chief Financial Officer regarding certain covered reports filed by the Company under the Securities Exchange Act of 1934.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL DISPENSING
                                        CORPORATION


Date: November 14, 2002                 By: /s/ Gary Allanson
                                        ----------------------------------------
                                        Gary Allanson
                                        Chief Executive Officer & President
                                        (Principal Executive)


                                        By: /s/ Edwin S. Tharp
                                        ----------------------------------------
                                        Edwin S. Tharp
                                        Chief Operating Officer & Chief
                                        Financial Officer (Principal Accounting
                                        and Financial Officer)

                                 CERTIFICATIONS

I, Gary Allanson, certify that:

I have reviewed this quarterly report on Form 10-Q of International Dispensing Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date: November 14, 2002


                                        /s/ Gary Allanson
                                        ----------------------------------------
                                        Gary Allanson
                                        Chief Executive Officer

I, Edwin Tharp, certify that:

I have reviewed this quarterly report on Form 10-Q of International Dispensing Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                         Date: November 14, 2002


                                        /s/ Edwin Tharp
                                        ----------------------------------------
                                        Edwin Tharp
                                        Chief Financial Officer