Form 10KSB
period 2002-12-31
INTERNATIONAL DISPENSING CORP
filed 2003-04-01
CIK 1016739

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB

      (Mark One)

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934.

              For the fiscal year ended DECEMBER 31, 2002

                                       OR

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from __________ to ____________

                         Commission file number: 0-21489

                      INTERNATIONAL DISPENSING CORPORATION
                      ------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                         13-3856324
-----------------------------------                     --------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

         I-97 BUSINESS PARK,
   1111 BENFIELD BLVD., SUITE 230,
        MILLERSVILLE, MARYLAND                                  21108
-----------------------------------------                --------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The registrant's revenues for the fiscal year ended December 31, 2002 were $355,000.

     The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock as of March 27, 2003 as reported on the National Association of Securities Dealers OTC Bulletin Board was approximately $4,416,740. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the registrant are affiliates of the registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 9,870,896 shares of Common Stock outstanding as of March 27, 2003.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Documents Incorporated by Reference: None

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS BOTH HISTORICAL AND "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ANY SUCH "FORWARD-LOOKING" STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE, AND ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OR PERFORMANCE TO DIFFERMATERIALLY FROM HISTORICAL RESULTS OR FROM THE ANTICIPATED RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BECAUSE OF SUCH FACTORS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE ANTICIPATED RESULTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO: ECONOMIC CONDITIONS, GOVERNMENTAL REGULATIONS, TECHNOLOGICAL ADVANCES, PRICING AND COMPETITION, ACCEPTANCE BY THE MARKETPLACE OF NEW PRODUCTS, RETENTION OF KEY PERSONNEL, THE SUFFICIENCY OF FINANCIAL RESOURCES TO SUSTAIN AND EXPAND THE COMPANY'S OPERATIONS, AND OTHER FACTORS DESCRIBED IN THIS REPORT(INCLUDING THOSE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" CONTAINED IN ITEM 1 OF THIS REPORT) AND IN PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD NOT PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND SHOULD BE AWARE THAT EXCEPT AS MAY BE OTHERWISE LEGALLY REQUIRED OF THE COMPANY, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

PRODUCTS AND TECHNOLOGIES

International Dispensing Corporation (the "Company" or "IDC"), designs and manufactures proprietary, aseptic or hygienic packaging and dispensing solutions for the multi-billion-dollar foodservice, high-end chain grocery, premium dairy, specialty coffee, neutraceuticals and pharmaceutical industries worldwide.

The Company generated $355,000 in revenues in 2002 from sales of its aseptic Gravity Flow Valve ("GFV") and Beverage Carafe ("BC"). Sales were generated primarily from three channels of business: foodservice, retail food, and specialty coffee. The Company is doing business with customers such as Goodwest Industries, U.S. Food Service(TM), Next Day Gourmet(TM), Wegmans Food, and Ahold's Giant of Landover.

The Company's mission is to develop premium packaging and dispensing technologies that permit its customers to enter high-end categories (i.e. dairy products, saline solutions and food supplements) or expand existing category growth rates by offering new packaging solutions or dispensing technologies for premium products (i.e., premium nacho cheese sauces, neutraceuticals and premium sauces). The Company's strategy is to invent, market and manufacture cost-effective packaging and dispensing solutions that focus on product safety, product quality and product yields.

In order to differentiate itself and its technologies from other packaging companies, IDC applies four guiding principles that guide its development process. First, the Company's strategic focus is aligned with high growth, high margin industries and premium product categories. Second, a compressed 18-month product development cycle brings innovative solutions to market - from concept to commercial solution -- to meet customer demand. Third, the Company focuses exclusively on packaging or dispensing innovations for which there is a high probability of obtaining patent protection. Fourth, the Company will only undertake to develop packaging or dispensing solutions that offer potential customers or the industry a significant technological advancement.

The Company is the first manufacturer to introduce a 5-piece, aseptic GFV to the dairy industry. The Company worked with Goodwest Industries, a leader in the dairy industry, to introduce the Company's 5-piece, aseptic dispensing valve on their line of Parmalat Dairy's aseptic dairy products. The aseptic GFV has been designed and manufactured to withstand 5 mega-rads of irradiation and temperatures in excess of 266 degrees Fahrenheit in the steam sterilization process.

The Flexible Packaging Association awarded the GFV a Gold Medal for Technical Excellence in March 2003.

In 2002 the U.S. Patent and Trademark Office granted to the Company a utility patent on the GFV and in February 2003 the European Union's Eurasian Patent and Trademark Office also granted to the Company a patent on the GFV. Additional patent applications for the GFV are pending worldwide.

The Company's 96-ounce disposable Beverage Carafe has been marketed to the foodservice, specialty coffee and grocery channels of business. In 2002 the U.S. Patent and Trademark Office granted to the Company a utility and design patent with respect to the Beverage Carafe. Additional patent applications for the product are pending worldwide. The BC was developed in response to the need for a more efficient and safe way to transport large quantities of coffee, soups or stews. The BC is generating growing interest in the convenience, catering and quick-service restaurant channels of business.

During 2002 the Company completed development on its Portion Control Pump platform and a Fast Click(TM) connecting device. These two technologies work together to form a hygienic dispensing system called the portion control pump(the "PCP").

The hygienic PCP is a unique dispensing platform that has the ability to extract low acid or high acid product from an array of flexible packaging formats, such as a Kapak or PacTech pouch, Scholle or Rapak bag, a soft-sided Econo Pak(TM) or soft-sided Tetra Brik Pak(TM) package. The Company's hygienic PCP is a closed dispensing system that requires no clean-up and works with a variety of super premium products and products with varying viscosities, including nacho cheese, salad dressing, sauces, condiments, neutracuticals, food supplements and liquid eggs. The PCP combines external pressure with a pumping action to insure that a package's contents are completely extracted. The Company's Fast Click(TM) connection device attaches to the flexible package and seamlessly connects to the PCP. The Fast Click(TM) technology is the enabler that allows soft-sided packages like an Econo Pak(TM) or Tetra Brik Pak(TM) to interface with a hygienic dispensing system.

The Company has applied for patent protection on both the Portion Control Pump platform and the Fast Click(TM) connector.

The Company developed a new product in 2002 called the Blending Pump. The Blending Pump has the ability to blend concentrates at 500 to 1 ratios using variable water pressure. The unique benefit of the Blending Pump is its ability to accurately blend highly concentrated products with water despite the fact that the water pressure may vary throughout the blending process. The Blending Pump is also designed to insure the gear mechanisms of the pump will not clog. The Company has filed for patent protection on this technology worldwide. The Company is currently working with leading chemical and coffee concentrate companies to commercialize this new technology.

The Company's products are designed to be bundled with the current products and technologies of its potential packaging and dispensing customers in order to provide a fully integrated, turn-key solution to the food, beverage, pharmaceutical and nonfood industries. The Company is in the process of working with several packaging and dispensing companies to determine the best strategic fit. The benefit of forming strategic alliances with packaging and dispensing companies is the opportunity to more quickly deliver innovative, cost-effective solutions. An alliance will permit all participants to share technology, reduce costs and produce packaging solutions that deliver beyond customer expectations.

MARKETING FOCUS

Management of the Company believes that a general slowdown in economic growth experienced since 2001 has created an environment in which the sales cycle time for the Company's products has increased significantly. The Company has increased its sales and marketing efforts and targeted its spending in three areas: foodservice, grocery and specialty coffee. The Company believes that the increased emphasis placed by its customers on product quality and product safety in the distribution and dispensing process will present growth-oriented marketing opportunities to the Company.

The Company's products and technologies offer customized, cost-effective dispensing solutions for flowable foods, non-carbonated beverages, pharmaceuticals and non-food products.

The Company is also engaged in the direct selling and marketing of its products and technology to large and small, national and regional packaging and dispensing companies that specialize in flexible food and beverage packaging. The Company believes that packaging and dispensing companies are looking for leading edge products and technologies that will provide them with product safety and product quality dispensing solutions that are cost-effective.

COMPETITION AND TRENDS IN THE PACKAGING AND DISPENSING INDUSTRY

The Company's competitors are large, well-financed, national and international manufacturers of alternative valves, pumps and dispensing systems for flowable foods, non-carbonated beverages, pharmaceuticals, cosmetics and nonfood products. Competing technologies are generally five to 20 years old while the market requirements have changed dramatically in the past three years. For example, in the flowable food and beverage industry, the market leaders developed dispensing valves that were not designed or manufactured to withstand
5.0 megarads of irradiation or a 266 degree steam sterilization process. Competitors have invested millions of dollars in multi-cavity tooling and automated assembly equipment and those investments are geared to the current technologies.

The Company's major competitors in the valve and fitment market includes David
S. Smith and the Aptargroup, each of which the Company believes has greater capital resources than the Company.

The Company's competitors for the BC business are Smurfit-Stone and LBP Manufacturing, each of which also has greater capital resources than the Company.

PRODUCT DEVELOPMENT

The Company has significantly changed its approach to product development, manufacturing, and its testing methodology in the past four years. The first changes took place in fourth quarter of 1999 and continued to evolve through 2002. The Company has made a commitment to outsource its engineering, testing and manufacturing capabilities in order to maintain low overhead costs.

The Company spent approximately $504,000 and $608,000 on tooling and assembly equipment during fiscal 2001 and fiscal 2002, respectively, for the Beverage Carafe and GFV. These expenditures in fixed assets allow the Company to effectively manufacture both the Beverage Carafe and the GFV. The Company believes that it will incur additional tooling and assembly costs in 2003 in order for it to adjust for increased customer demand and to make product improvements.

The Company continues to retain the services of a nationally and internationally recognized testing facility that is accredited by the United States Food and Drug Administration and NSF International. The accredited testing laboratory will provide consulting services, testing and validation for the Company's quality control and development efforts.

EMPLOYEES

As of March 15, 2003, the Company employed four people, one as its Chief Executive Officer, one as its Chief Operating Officer and Chief Financial Officer and two support staff. All persons were employed on a full-time basis.

BUSINESS CONSULTING TEAM

As of March 15, 2003, the Company has retained the business consulting services of several people: Director of Product Development, Director of Engineering, Microbiologist and a Director of Communications & Strategic Planning. The Company also retains lawyers to oversee the preparation of the Company's contracts, patent applications and licensing affairs.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

Since 2000 the Company has continued to develop new products and has filed for patent protection on certain of its products. The products include the Gravity Flow Valve, Beverage Carafe, Fresh Flow System, Portion Control Pump, Fast Click(TM) and Blending Pump.

In 2002 the U.S. Patent and Trademark Office granted to the Company a utility patent with respect to the GFV and in February 2003 the European Union's Eurasian Patent and Trademark Office also granted to the Company a patent with respect to the GFV. Additional patent applications are pending worldwide. In 2002 the U.S. Patent and Trademark Office granted to the Company a utility and design patent with respect to the Beverage Carafe. Additional patent applications for the technology are pending worldwide. In 2002 the U.S. Patent and Trademark Office awarded the Company a Trademark for the name Fast Click(TM).

Pursuant to an Amended and Restated License Agreement with an effective date of October 10, 1995 (the "License Agreement") with Reseal Investment Corporation, a Florida corporation ("RIC"), RIC has granted to the Company a license in perpetuity to use certain patents which RIC in turn licenses from ReSeal International Limited Partnership ("RILP"), the owner of such patents. The License Agreement includes a license to the Company to use certain trademarks RIC licensed from RILP, which the Company believes to be immaterial. The Company has not used the RIC technology for any products commercialized or in development.

RISK FACTORS

WITHIN SEVERAL MONTHS WE WILL NEED ADDITIONAL CAPITAL IN ORDER TO CONTINUE OPERATIONS AS PROJECTED, BUT SUCH CAPITAL MAY NOT BE AVAILABLE TO US

As of March 15, 2003 we had working capital of $417,714, and $218,500 in cash on hand. Although we have begun to market two products and anticipate that our revenues will accelerate during the next year, we are continuing to experience net losses and negative cash flows from operations. We believe that we will need additional capital to better ensure that we can operate at projected levels through the end of 2003. The level of additional capital we will need will depend heavily on the future results of operations and cash flows. On March 31, 2003 we obtained a $150,000 loan from a current stockholder and Board member. The loan is repayable on demand. We intend to use the loan proceeds and cash on hand to fully repay our outstanding loan from Commerce First Bank, which will be required under the terms of such loan, and to terminate our credit line with such bank. Although we are currently attempting to secure additional funds through additional equity investments or loans, there can be no assurance that we will be able to raise any additional funds or that such funds will be available to us on acceptable terms. Any funds raised through equity financing may be dilutive to current stockholders. Our failure to secure additional funds within the next several months will materially affect our business, and may cause us to curtail or cease operations or to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Consequently, stockholders could incur losses of their entire investment in the Company.

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

OUR DEVELOPMENT STAGE ACTIVITIES HAVE NOT YET RESULTED IN SIGNIFICANT SALES AND RESULTED IN AN ACCUMULATED DEFICIT FROM INCEPTION TO DECEMBER 31, 2002 OF APPROXIMATELY $16,368,000.

From October 10, 1995 (inception) to December 31, 2002 we achieved limited sales and we incurred a net loss from continuing and discontinued operations of approximately $12,368,000. Although we are marketing the existing products, we do not fully control the overall acceptance and sales of the products. While we have begun to make sales of two of our products, in order to achieve and maintain profitability, we must, among other things, maintain and increase our customer base, increase our rate of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in accomplishing all or some of these goals and our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

CERTAIN OF OUR PRODUCTS ARE EXPECTED TO REQUIRE SUBSTANTIAL UP-FRONT COSTS BEFORE ANY REVENUES WILL BE REALIZED FROM THEM.

A significant portion of our revenue is expected to be derived from products for which the development will require significant up-front expense to us. There can be no assurance that revenues will ever be realized from such products.

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

In addition to the patents we have obtained on our gravity flow valve and beverage carafe technology, we have filed patent applications for certain other aspects of our technology and processes, but these may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our products.

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

WE CAN GIVE YOU NO ASSURANCE OF OUR TECHNOLOGICAL SUCCESS.

Our ability to commercialize our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. We cannot assure you that our development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on our business prospects. We cannot assure you that we will not encounter unanticipated technological obstacles, which either delay or prevent us from completing the development of our products. We believe there are certain technological obstacles to be overcome in order to develop future products. Such obstacles could have a material adverse effect on us.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

Gregory Abbott, Louis Simpson, George Kriste, Gerhard Andlinger and the Estate of George Abbott (including a trust under the will of George Abbott) currently own shares of common stock and preferred stock which would entitle them to cast approximately 18.3%, 15.7%, 8.7%,11.3% and 9.3% of the votes which all of the stockholders could cast on any matter on which stockholders of the Company could vote at a meeting of stockholders assuming all stockholders were present and entitled to vote at the meeting. In addition, our executive officers and directors (which include Gregory Abbott, George Kriste, Gary Allanson, Edwin Tharp, William Hudson, Lynn Brown and Frank Carillo), in the aggregate, own common stock and preferred stock which would entitle them to cast approximately 28.7% of the votes on any matter to be considered at such a stockholders meeting. To the knowledge of the Company, none of the foregoing persons has any arrangement or understanding with any other person (including any of the listed persons) as to the acquisition, voting or disposition of any of the Company's securities. However, such persons, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

ARTHUR ANDERSEN LLP.

Arthur Andersen LLP, the Company's former independent public accountants that audited the Company's financial statements for the years ended December 31, 2001 and 2000, and for the period October 10, 1995 (inception) through December 31, 2001, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government's investigation of Enron Corp. Arthur Andersen LLP ceased practicing before the Securities and Exchange Commission (the Commission) effective August 31, 2002. It is possible that events arising out of the indictment may adversely affect the ability of Arthur Andersen, LLP to satisfy any claims arising from its provision of auditing and other services to the Company, including claims that may arise out of Arthur Andersen, LLP's audit of the Company's financial statements. The Commission has said that it will continue accepting financial statements audited or reviewed by Arthur Andersen, LLP provided that the Company complies with the applicable rules and orders issued by the Commission in March 2002 for such purpose.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently leases approximately 3,825 square feet of space for its principal executive office at I-97 Business Park, 1111 Benfield Boulevard, Millersville, Maryland 21108. The term of the lease expires on September 30, 2005. The monthly rental on this property is currently approximately $5,900. On September 30, 2003 and annually thereafter the rent shall increase by 3%.

The Company also currently leases a variable amount of warehouse space at 3101 Washington Blvd, Baltimore, Maryland 21230. The term of the lease is month to month cancelable at the discretion of the Company with 30 days notice. The monthly rental on this property is currently approximately $6,750.

Management believes that these facilities are adequate for the Company's intended activities in the foreseeable future. Management also believes that it maintains adequate insurance on all of the Company's property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the Company's fiscal year ended December 31, 2002, no matter was submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since the consummation of the Company's initial public offering on October 23, 1996 (the "IPO"), the Company's Common Stock has been traded and quoted under the symbol IDND.OB on the OTC Bulletin Board. The following table sets forth the high and low bid prices for the Common Stock, as quoted on the OTC Bulletin Board, for the periods indicated. Quotations are inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                      HIGH                LOW
                                                      ----                ---

   Quarter ended March 31, 2001                       $0.81              $0.31

   Quarter ended June 30, 2001                        $2.90              $0.44

   Quarter ended September 30, 2001                   $2.24              $1.10

   Quarter ended December 31, 2001                    $1.55              $0.67

   Quarter ended March 31, 2002                       $1.97              $1.51

   Quarter ended June 30, 2002                        $1.20              $0.70

   Quarter ended September 30, 2002                   $1.15              $0.95

   Quarter ended December 31, 2002                    $1.01              $0.73

As of March 12, 2003, the Company had 52 holders of record of its Common Stock. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, it is unable to determine the actual number of beneficial owners.

Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and planned expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of the Common Stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

During the period from October 29, 2002 to November 25, 2002, the Company sold an aggregate of 250 shares of its Series D preferred stock for an aggregate purchase price of $500,000 to six accredited investors. On January 31,2003 the Company sold an additional 275 shares of its Series D preferred stock for an aggregate purchase price of $550,000 to three additional accredited investors. The Company believes that all of the Series D preferred stock referred to in the two preceding sentences was issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 4
(2) of the Securities Act of 1933, as amended. All of the shares were sold by the officers of the Company without the use of an underwriter. Each share of Series D preferred stock is convertible at the holder's option into approximately 2,000 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. The conversion rate is subject to adjustment in certain circumstances. The Company has used the proceeds of the sale of the Series D preferred stock to make capital expenditures for tooling, to pay trade payables, to fund operating losses, and to provide working capital.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's common stock that may be issued upon the exercise of options and warrants that the Company has granted under its stock option plans and individual compensation arrangements in exchange for consideration in the form of goods or services as of December 31, 2002.

                                                                        REMAINING SHARES AVAILABLE FOR
                          NUMBER OF SECURITIES     WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                           TO BE ISSUED UPON       EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                              EXERCISE OF         OUTSTANDING OPTIONS       (EXCLUDING SECURITIES
                              OUTSTANDING                 AND                     REFLECTED
                          OPTIONS AND WARRANTS         WARRANTS                 IN COLUMN (A))
      PLAN CATEGORY               (A)                     (B)                        (C)
                             --------------          --------------          --------------------
 Equity compensation
  plans approved by
    security holders            4,075,000                 $0.67                  1,375,000
 Equity compensation
  plans not approved by
    security holders              750,000                 $0.49                      0

                              ------------          -----------               ------------
             Total              4,825,000                 $0.64                  1,375,000
                              ------------          -----------               ------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's audited financial statements, and notes thereto and financial information included elsewhere in this report.

International Dispensing Corporation designs and manufactures proprietary, aseptic or hygienic packaging and dispensing solutions for the multi-billion-dollar food service, high-end chain grocery, premium dairy, specialty coffee, neutraceutical and pharmaceutical industries worldwide.

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

In order to differentiate itself and its technologies from other packaging companies, IDC applies four guiding principles that guide its development process. First, the Company's strategic focus is aligned with high growth, high margin industries and premium product categories. Second, a compressed 18-month product development cycle brings innovative solutions to market - from concept to commercial solution -- to meet customer demand. Third, the Company focuses exclusively on packaging or dispensing innovations for which there is a high probability of obtaining patent protection. Fourth, the Company will only undertake to develop packaging or dispensing solutions that offer potential customers or the industry a significant technological advancement.

The Company is attempting to undertake the formation of strategic alliances and/or direct license and/or supply agreements with major food and beverage companies, as well as, applicable equipment manufacturers, converters and injection molders that are currently generating substantial revenues from their existing markets.

The Company is subject to a number of risks as outlined in the "Risk Factors" section of Item 1.

The Company measures the success of its business plan and expects its management team to deliver on the following: first, to deliver increased sales revenue so that the Company would become cash flow neutral by the first quarter of 2004, (cash flow neutral is defined as achieving gross profits sufficient to cover the Company's operating activities and capital expenditures); second, to reduce operating expenses and increase cash flows by effectively managing the new product development process and managing the sales mix of existing products; third, to improve cash flows by effectively managing the Company's inventory of raw materials, finished goods inventory, receivables and capital expenditures; and fourth, to continue to strengthen the managerial and engineering team to enable the Company to effectively develop new packaging and dispensing solutions worldwide.

RESULTS OF OPERATIONS

The Company generated approximately $355,000 in revenue in 2002 as compared to $3,906 in 2001. However, the Company continues to be a development stage enterprise at December 31, 2002. The activities of the Company since inception in October 10, 1995 have been primarily directed at formational activities, including the completion of initial capitalization, product development and marketing.

The Company has engaged in on-going marketing discussions with a number of potential customers and strategic alliance partners as well as potential licensees. In this regard, discussions have been conducted with major companies in Canada, Europe, Australia and the United States to explore sales and marketing opportunities. There can be no assurances that such opportunities will be consummated.

For the year ended December 31, 2002, the Company had operating expenses of $2,448,709 versus operating expenses of $1,812,733 for the year ended December 31, 2001. The increase of $635,976 or 35.1% over the comparable period last year is primarily due to an increase in depreciation expense relating to fixed asset additions of approximately $110,000, an increase in lease expense relating to the assembly and storage facility of approximately $104,000 and an increase of approximately $281,000 in expense related to stock options granted to key engineering, manufacturing and other professionals. The balance of the increase in operating expenses is due to an increase in marketing expenses of the GFV and Beverage Carafe and an increase in professional fees for the filing of patents on the Company's technologies. For the year ended December 31, 2002, the Company had a net loss of $2,583,463 versus a net loss of $1,778,879 for the year ended December 31, 2001. This increase in net loss of $804,584, or 45.2% over the comparable period last year was impacted by the increases in operating expenses of approximately $635,976 as well as a negative gross margin of $153,467 for the production of the GFV prior to the multicavity tooling and automatic assembly equipment being implemented in December 2002 which the Company believes will reduce production costs and improve margins.

From inception (October 10, 1995) to December 31, 2002, the Company has incurred a cumulative net loss of $12,368,144. The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 2002 of $16,368,144. Losses are continuing as efforts to market the Company's products have resulted in $359,151 revenue to December 31, 2002.

FINANCIAL CONDITION AND LIQUIDITY

As reflected in the Company's audited financial statements included elsewhere in this Form 10-KSB, the Company has experienced continuing net losses and negative cash flows from operations through December 31, 2002. The Company's continuing existence is dependent on its ability to achieve and maintain profitable operations. The Company continues to be in the development stage, but is currently generating a small amount of operating revenue. The Company's plan is to generate increasing sales of its products so that the Company would be cash flow neutral(as defined) by first quarter of 2004. The Company has orders under contract in 2003 for the delivery of GFV's. The Company is attempting to obtain additional contracts during 2003 to meet its cash flow targets. However, there can be no assurance that the Company will be successful in these efforts.

On July 2, 2002, the Company established a secured, one year, variable rate (based on prime +.5%), revolving line of credit for $250,000 with CommerceFirst Bank. Substantially all of the assets of the Company secure this line. As of December 31, 2002, the entire $250,000 of this line of credit has been borrowed. The outstanding balance matures on July 1, 2003.

As of March 15, 2003, the Company had working capital of approximately $417,714 and cash and cash equivalents of 218,500. The Company anticipates that during Fiscal 2003, it will spend at an average rate of approximately $150,000 per month.

Although the Company has begun to market two products and anticipates that its revenues will increase during 2003, the Company continues to experience net losses and negative cash flows from operations. The Company believes that it will need additional capital to better ensure that it can operate at projected levels and repay or refinance the $250,000 secured line of credit when due. Although the Company is attempting to secure additional funds through additional equity investments or loans, there can be no assurance that we will be able to raise any additional funds or that such funds will be available to the Company on acceptable terms. Under its line of credit agreement with a bank, the Company is currently restricted from obtaining further loans. Any funds raised through equity financing may be dilutive to current stockholders. The Company's failure to secure additional funds within the next several months will materially affect the Company's business, and may cause the Company to curtail or cease operations or to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Consequently, stockholders could incur losses of their entire investment in the Company.

On March 31, 2003 the Company received $150,000 pursant to a demand note obtained from a board member and current stockholder. The Company intends to use these funds and cash on hand to fully repay its line of credit with Commerce First Bank, which will be required under the terms of such line of credit.

COMMITMENTS

OPERATING LEASE
The Company currently leases approximately 3,825 square feet of space for its principal executive office at I-97 Business Park, 1111 Benfield Boulevard, Millersville, Maryland 21108. The term of the lease expires on September 30, 2005. The monthly rental on this property is currently approximately $5,900. On September 30, 2003 and annually thereafter the rent shall increase by 3%.

EMPLOYMENT AGREEMENTS - KEY EMPLOYEES
The Company has employment agreements with key employees that commit the employee to a minimum of a two year term expiring December 31, 2003. The aggregate future payments of salary under these employment agreements is approximately $432,000 as of December 31, 2002 and does not include bonuses.

EMPLOYMENT AGREEMENT - FORMER EXECUTIVE OFFICER
The Company had an employment agreement with its former Chief Executive Officer Jon Silverman. Terms of the agreement, among other things, provided for the granting of 100,000 options to purchase shares of common stock. As a result of this executive's resignation from the Company on June 30, 1999, options to purchase an aggregate of 33,333 shares were cancelled and options to purchase 66,667 shares remain outstanding and exercisable. These remaining options are exercisable through December 31, 2004.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION
Revenue is recognized upon shipping of the product to the customer. Term are F.O.B the Company's Loading Dock.

LONG-LIVED ASSETS
Long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or disposal of Long-Lived Assets" ("SFAS 144"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result for the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event that an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using estimated market prices or the discounted value of expected cash flows. The Company believes that no such impairment existed as of December 31, 2002. In the event that there are changes in the planned use of the Company's long-term assets, the Company's assessment of its ability to recover the carrying value of these assets could change.

STOCK BASED EMPLOYEE AND DIRECTOR COMPENSATION

The Company accounts for options granted under the plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations. Options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.

STOCK ISSUED TO NON-EMPLOYEES
The Company accounts for its stock-based awards issued to non-employees in return for services using the fair value method. The fair value of the award is measured using the Black-Scholes option valuation model on the date that the services have been completed or on the performance commitment date, which ever is earlier (the "measurement date"). The fair value of the award is estimated on the date of grant and the measurement date and is recognized as an expense in the accompanying consolidated statements of operations over the vesting period.

ITEM 7. FINANCIAL STATEMENTS.

      See the financial statements and notes related there to.


                            INTERNATIONAL DISPENSING CORPORATION

TABLE OF CONTENTS                                                                           Page


REPORT OF INDEPENDENT AUDITORS                                                              13

Financial Statements

    Balance Sheet at December 31, 2002                                                      15

    Statements of Operations for the Years Ended December 31, 2002 and 2001
    and for the Period from Inception (October 10, 1995) through December 31, 2002          16

    Statements of Changes in Stockholders' (Deficit) Equity for
    the Period from Inception (October 10, 1995) through December
    31, 2002                                                                                17

    Statements of Cash Flows for the Years Ended
    December 31, 2002 and 2001 and for the Period from Inception
    (October 10, 1995) through December 31, 2002                                            19

Notes to Financial Statements                                                               20

                         Report of Independent Auditors

The Board of Directors and Stockholders
International Dispensing Corporation

We have audited the accompanying balance sheet of International Dispensing Corporation as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and for the period October 10, 1995 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2001, and for the year then ended and for the period October 10, 1995 (inception) through December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 11, 2002 expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed that there was substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period October 10, 1995 (inception) through December 31, 2001 include total revenues and net loss of $3,906 and $9,784,681 ,respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period October 10, 1995 (inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Dispensing Corporation at December 31, 2002, and the results of its operations and its cash flows for the year then ended and the period from October 10, 1995 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that International Dispensing Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and will need to raise additional capital to finance its business operations and repay or refinance its existing short-term debt. These ongoing conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                              /s/ Ernst & Young LLP

Baltimore, Maryland
March 17, 2003
except for Note 17, as to which the date is March 31, 2003

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS
-------------------------------------------------

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with International Dispensing Corporation filing on Form 10-KSB for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-KSB. See Exhibit
23.2 for further discussion.


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

                                        /s/ Arthur Andersen LLP

Baltimore, Maryland
January 11, 2002

                           INTERNATIONAL DISPENSING CORPORATION
                              (A Development Stage Company)

                                      BALANCE SHEET

                                                                          December 31, 2002
                                                                         -------------------
 Assets
 Current Assets:
   Cash and cash equivalents                                                 $   378,826
   Accounts receivable                                                            92,448
   Prepaid expenses                                                               13,925
   Inventory, at cost                                                            536,119
                                                                            -------------
   Total current assets                                                        1,021,318
                                                                            -------------
Fixed Assets
   Office equipment                                                               91,656
   Productive equipment                                                        1,492,088
   Accumulated depreciation                                                     (296,748)
                                                                            -------------
      Net fixed assets                                                         1,286,997
                                                                            -------------
Other Assets                                                                       3,447
                                                                            -------------
         Total assets                                                        $ 2,311,762
                                                                            =============
 Liabilities and Stockholders' Equity
 Current Liabilities:
    Accounts payable and accrued expenses                                    $   653,386
    Line of credit                                                               250,000
                                                                            -------------
    Total current liabilities                                                    903,386
                                                                            -------------
 Commitments and contingencies                                                         -

 Stockholders' Equity:
    Preferred stock, $.001 par value;
    2,000,000 shares authorized, 4,363 shares issued and outstanding with a liquidation preference of $2,000 per share,
    as of December 31, 2002                                                    8,725,194

    Common stock, $.001 par value;
    40,000,000 shares authorized; 9,870,896 issued and outstanding                 9,871
    as of December 31, 2002

    Additional paid-in capital                                                 8,931,506
    Warrants outstanding                                                         109,949

Deficit accumulated during the development stage                             (16,368,144)
                                                                            -------------
                Total stockholders' equity                                     1,408,376
                                                                            -------------
            Total liabilities and stockholders' equity                       $ 2,311,762
                                                                            =============

                              See accompanying notes.


                                             International Dispensing Corporation
                                                (A Development Stage Company)

                                                  STATEMENTS OF OPERATIONS

                                                                                                      Cumulative
                                                                    Years Ended                      from Inception
                                                                                                   (October 10, 1995)
                                                     ------------------------------------------         through
                                                     December 31, 2002       December 31, 2001     December 31, 2002
                                                     ------------------------------------------    -----------------
Revenues                                                  $   355,245             $     3,906        $    359,151
Cost of goods sold                                            508,712                   4,754             513,466
                                                     --------------------------------------------------------------
Gross Loss                                                   (153,467)                   (848)           (154,315)
                                                     --------------------------------------------------------------

COST AND EXPENSES:
  General and administrative                                2,254,203               1,727,938          11,226,772
    Depreciation                                              194,506                  84,795             315,848
                                                     --------------------------------------------------------------
       Total costs and expenses                             2,448,709               1,812,733          11,542,620
                                                     --------------------------------------------------------------
              Loss from operations                         (2,602,176)             (1,813,581)        (11,696,935)

INTEREST EXPENSE                                               (4,719)                      -             (71,384)
INTEREST INCOME AND OTHER INCOME                               23,432                  34,702             494,102
                                                     --------------------------------------------------------------
       Net loss before extraordinary loss
       and discontinued operations                         (2,583,463)             (1,778,879)        (11,274,217)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT                            -                       -            (250,000)

LOSS ON DISCONTINUED OPERATIONS                                     -                       -            (843,927)
                                                     --------------------------------------------------------------
Net loss                                                   (2,583,463)             (1,778,879)        (12,368,144)

PREFERRED STOCK DIVIDENDS                                     889,496                 564,097           1,725,194
                                                     --------------------------------------------------------------
       Net loss available to common stockholders          $(3,472,959)            $(2,342,976)       $(14,093,338)
                                                     ==============================================================

Basic and diluted loss per share                               ($0 36)                 ($0 24)             ($1.52)

Basic and diluted weighted average
   shares outstanding                                       9,729,290               9,720,851           9,276,136


                                                   See accompanying notes.

                                                    INTERNATIONAL DISPENSING CORPORATION
                                                       (a Development Stage Company)
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                             FOR THE PERIOD FROM OCTOBER 1O, 1995 (INCEPTION)
                                                           THROUGH DECEMBER 31,2002

                                                                         Preferred                  Common    Additional
                                                              Preferred      Stock     Common       Stock       Paid-in   Warrants
                                                              Shares        Amount     shares       Amount      Capital  Outstanding
                                                              ----------------------------------------------------------------------
BALANCE, October 10, 1995 (inception)                         -                  -            -          -              -          -
  Issuance of common stock pursuant to License Agreement      -                  -    2,900,000      2,900              -          -
  Issuance of common stock pursuant to Settlement Agreement   -                  -    1,950,000      1,950              -          -
  Issuance of common stock to management                      -                  -      950,000        950         76,238          -
  Purchase of license from affiliate                          -                  -            -          -              -          -
  Issuance of common stock in private placement               -                  -       87,500         88         43,662          -
  Issuance of common stock rights in private placement        -                  -            -          -        131,250          -
    Net loss                                                  -                  -            -          -              -          -
                                                              ----------------------------------------------------------------------
BALANCE, December 31, 1995                                    -                  -    5,887,500      5,888        251,150          -
  Issuance of common stock in private placement               -                  -      437,500        437        218,313          -
  Issuance of common stock rights in private placement        -                  -            -          -        656,250          -
  Issuance of common stock to bridge lenders                  -                  -    1,575,000      1,575         (1,575)         -
  Issuance of common stock in public offering, net of
   issuance costs                                             -                  -    1,666,668      1,667      8,771,148          -
    Net loss                                                  -                  -            -          -              -          -
                                                            ------------------------------------------------------------------------
BALANCE, December 31, 1996                                    -                  -    9,566,668      9,567      9,895,286
  Net loss                                                    -                  -            -          -              -          -
                                                            ------------------------------------------------------------------------
BALANCE, December 31, 1997                                    -                  -    9,566,668      9,567      9,895,286
Net loss                                                      -                  -            -          -              -          -
                                                            ------------------------------------------------------------------------
BALANCE, December 31, 1998                                    -                  -    9,566,668      9,567      9,895,286          -
  Issuance of preferred stock in private placement            560        1,120,000            -          -              -          -
  Net loss                                                    -                  -            -          -              -          -
                                                            ------------------------------------------------------------------------
BALANCE December 31, 1999                                     560        1,120,000    9,566,668      9,567      9,895.286          -
                                                            ------------------------------------------------------------------------
  Issuance of preferred stock in private placement            790        1,580,000            -          -              -          -
  Preferred stock dividends                                   -            271,601            -          -       (271,601)         -
  Issuance of warrants to consultants                         -                  -            -          -              -    109,949
  Issuance of common stock to consultants                     -                  -      100,000        100         68,900          -
  Net loss                                                    -                  -            -          -              -          -
                                                            ------------------------------------------------------------------------
BALANCE, December 31, 2000                                    1,350      2,971,601    9,666,668      9,667      9,692,585    109,949
                                                            ------------------------------------------------------------------------
  Issuance of preferred stock in private placement            1,900      3,800,000            -          -              -          -
  Issuance of preferred stock for dividend payment            418          564,097            -          -       (564,097)         -
  Stock based compensation                                    -                  -            -          -        371,400          -
  Issuance of common stock to consultants                     -                  -       61,728         62         24,938          -
  Net loss                                                    -                  -            -          -              -          -
                                                            ------------------------------------------------------------------------
BALANCE, December 31, 2001                                    3,668      7,335,698    9,728,396      9,729      9,524,826    109,949
                                                            ------------------------------------------------------------------------
  Issuance of preferred stock in private placement            250          500,000            -          -              -          -
  Issuance of preferred stock for dividend payment            445          889,496            -          -       (889,496)         -
  Issuance of options to non-employees                        -                  -            -          -        215,734          -
  Issuance of common stock to consultants                     -                  -       62,500         62         65,562          -
  Issuance of common stock for options exercised              -                  -       80,000         80         14,880          -
  Net loss                                                    -                  -            -          -              -          -
                                                              ----------------------------------------------------------------------
BALANCE, December 31, 2002                                    4,363     $8,725,194    9,870,896     $9,871     $8,931,506   $109,949
                                                              ======================================================================


                                                        See accompanying notes.

                            INTERNATIONAL DISPENSING CORPORATION
                                (a Development Stage Company)

                   STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                      FOR THE PERIOD FROM OCTOBER 10, 1995 (INCEPTION)
                                  THROUGH DECEMBER 31, 2002

                                                                        Deficit
                                                                       Accumulated           Total
                                                                         During          Stockholders'
                                                                       Development         (Deficit)
                                                                          Stage             Equity
                                                                      -------------------------------
BALANCE, October 10,1995 (inception)                                   $         -        $        -
   Issuance of common stock pursuant to License Agreement                        -             2,900
   Issuance of common stock pursuant to Settlement Agreement                     -             1,950
   Issuance of common stock to management                                        -            77,188
   Purchase of license from affiliate                                   (4,000,000)       (4,000,000)
   Issuance of common stock in private placement                                 -            43,750
   Issuance of common stock rights in private placement                          -           131,250
     Net loss                                                             (249,795)         (249,795)
                                                                      -------------------------------
BALANCE, December 31,1995                                               (4,249,795)       (3,992,757)
   Issuance of common stock in private placement                                 -           218,750
   Issuance of common stock rights in private placement                          -           656,250
   Issuance of common stock to bridge lenders                                    -                 -
   Issuance of common stock in public offering, net of issuance costs            -         8,772,815
   Net loss                                                             (1,302,684)       (1,302,684)
                                                                      -------------------------------
BALANCE, December31, 1996                                               (5,552,479)        4,352,374
   Net loss                                                             (1,145,091)       (1,145,091)
                                                                      -------------------------------
BALANCE, December 31, 1997                                              (6,697,570)        3,207,283
   Net loss                                                             (1,938,390)       (1,938,390)
                                                                      -------------------------------
BALANCE, December 31, 1998                                              (8,635,960)        1,268,893
   Issuance of preferred stock in private placement                              -         1,120,000
   Net loss                                                             (1,702,108)       (1,702,108)
                                                                      -------------------------------
BALANCE, December 31, 1999                                             (10,338,068)          686,785
                                                                      -------------------------------
   Issuance of preferred stock in private placement                              -         1,580,000
   Preferred stock dividends                                                     -                 -
   Issuance of warrants to consultants                                           -           109,949
   Issuance of common stock to consultants                                       -            69,000
   Net loss                                                             (1,667,734)       (1,667,734)
                                                                      -------------------------------
BALANCE, December 31, 2000                                             (12,005,802)          778,000
                                                                      -------------------------------
   Issuance of preferred stock in private placement                              -         3,800,000
   Issuance of preferred stock for dividend payment                              -                 -
   Stock based compensation                                                      -           371,400
   Issuance of common stock to consultants                                       -            25,000
   Net loss                                                             (1,778,879)       (1,778,879)
                                                                      -------------------------------
BALANCE, December 31, 2001                                             (13,784,681)        3,195,521
                                                                      -------------------------------
   Issuance of preferred stock in private placement                              -           500,000
   Issuance of preferred stock for dividend payment                              -                 -
   Issuance of stock options to non-employees                                    -           215,734
   Issuance of common stock to consultants                                       -            65,624
   Issuance of common stock for options exercised                                -            14,960
   Net loss                                                             (2,583,463)       (2,583,463)
                                                                      -------------------------------
BALANCE, December 31, 2002                                            $(16,368,144)       $1,408,376
                                                                      ===============================


                                         See accompanying notes.


                                           INTERNATIONAL DISPENSING CORPORATION
                                               (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative
                                                                             Years ended                from Inception
                                                                             -----------              (October 10, 1995)
                                                                    December 31,      December 31,         through
                                                                        2002              2001        December 31, 2002
                                                                    -------------------------------   -----------------
Cash flows from operating activities:
 Net loss                                                           $(2,583,463)      $(1,778,879)      $(12,368,144)
 Adjustment for loss from discontinued operations                             -                 -            843,927
                                                                    ---------------------------------------------------
 Net loss from continuing operations                                 (2,583,463)       (1,778,879)       (11,524,217)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation                                                       194,506            84,795            315,848
     Compensation from stock grant                                      281,296           371,400            677,975
     Non-cash compensation                                                    -            25,000            291,148
     Extraordinary loss on retirement of debt                                 -                 -            250,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                  (88,542)           (3,906)           (92,448)
       Decrease (increase) in prepaid expenses                           10,047             7,370            (13,925)
       Increase in inventory                                           (508,091)          (28,027)          (536,119)
       Increase in other assets                                               -                 -             (3,447)
       Increase (decrease) in account payable and accrued expenses      490,911            31,948            622,946
                                                                    ---------------------------------------------------
 Net cash used in continuing operating activities:                   (2,203,336)       (1,290,299)       (10,012,239)
 Net cash used in discontinued operations:                                    -                 -           (843,927)
                                                                    ---------------------------------------------------
 Net cash used in operating activities:                              (2,203,336)       (1,290,299)       (10,856,166)
                                                                    ---------------------------------------------------
 Cash flows from investing activities:
   Purchase of fixed assets                                            (607,592)         (503,665)        (1,602,783)
   Purchase of license                                                        -                 -         (4,000,000)
                                                                    ---------------------------------------------------
 Net cash used in investing activities                                 (607,592)         (503,665)        (5,602,783)
                                                                    ---------------------------------------------------
 Cash flows from financing activities:
   Proceeds from issuance of preferred stock                            500,000         3,800,000          7,000,000
   Proceeds from line of credit                                         250,000                 -            250,000
   Proceeds from bridge financing                                             -                 -          2,100,000
   Proceeds from issuance of convertible promissory notes                     -                 -            150,000
   Repayment of convertible promissory notes                                  -                 -           (300,000)
   Repayment of bridge loans                                                  -                 -         (1,050,000)
   Repayment of convertible debt                                              -                 -           (100,000)
   Proceeds from options exercised                                       14,960                               14,960
   Proceeds from initial public offering                                      -                 -          8,772,815
                                                                    ---------------------------------------------------
 Net cash provided by financing activities                              764,960         3,800,000         16,837,775
                                                                    ---------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                (2,045,968)        2,006,036            378,826
 Cash and cash equivalents, beginning of period                       2,424,794           418,758                  -
                                                                    ---------------------------------------------------
 Cash and cash equivalents,  end of period                          $   378,826       $ 2,424,794       $    378,826
                                                                    ===================================================
 Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $    4,708        $         -       $     71,373
 Non-cash investing and financing activities:
   Issuance of common stock                                                  -                  -              5,800
   Purchase of license from affiliate                                        -                  -          4,000,000

                                                   See accompanying notes.

                      INTERNATIONAL DISPENSING CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.   THE COMPANY AND ORGANIZATION

International Dispensing Corporation (the "Company") was incorporated in the State of Delaware in October 1995 and is in the development stage. The Company designs and manufactures proprietary packaging and dispensing solutions for flowable foods, beverages, pharmaceuticals and non-food products. The Company's packaging solutions are derived from internal development. The Company has developed and filed for patent protection on several new packaging technologies, including its Gravity Flow Valve (GFV), a Beverage Carafe (BC), a Fresh Flow System, a Portion Control Pump, Fast Click(TM) and Blending Pump. These proprietary technologies are exclusive to the Company and allow the Company to market its aseptic technology across the flowable food, beverage, pharmaceutical and non-food packaging and dispensing categories.

The Company is subject to a number of risks including the lack of significant sales of the Company's products through December 31, 2002. The Company is also subject risks related to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development, regulatory approval, and market acceptance of existing and proposed products. Additionally, other significant risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.

2.   GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company's development stage activities have resulted in an accumulated deficit from inception to December 31, 2002, of $16,368,144. From October 10, 1995 ("Inception") to December 31, 2002, the Company has incurred a cumulative net loss of $12,368,144. Losses are continuing as efforts to market the Company's products continue to ramp up. The Company's primary source of funds since inception has been from the sales of its common and preferred stock.

The Company's ability to continue as a going concern is dependent on its ability to obtain additional financing, to generate sufficient cash flows to meet its obligations on a timely basis, and ultimately to attain profitability.

In January 2003, the Company raised $550,000 in additional funds through a private placement of its preferred stock. However management is attempting to raise additional capital through a private placement of preferred stock and/or private debt financing. In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations beyond June 2003 and /or repay or refinance its line of credit due July 1, 2003. Accordingly, in the event the new financing is not obtained, the Company may be forced to cease operations. There is no assurance that the Company will raise sufficient capital or otherwise generate sufficient cash flows to enable the Company to continue as a going concern through 2003. The accompanying financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.   SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and a short term line of credit. In management's opinion, the carrying amounts of these financial instruments approximated their fair value at December 31, 2002.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in banks as well as highly liquid investments with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company's accounts receivable consist of amounts due from customers operating in the food and beverage industry throughout the United States. Collateral is generally not required. The Company does not have a history of uncollectible accounts. For the periods reported, the Company has performed a detailed review of the current status of the existing receivables and determined that an allowance for doubtful accounts is not necessary.

INVENTORY

The Company's inventory consists of parts for its Beverage Carafe and Gravity Flow valve. The inventory is carried at cost based on the first-in, first-out method of accounting for inventory. The Company has performed a detail review of the inventory and does not believe there to be any obsolete or unusable amounts.

FIXED ASSETS

Office equipment and productive equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years. Depreciation expense for the years ended December 31, 2002 and 2001 and for the period from inception to December 31, 2002 was $194,506, $84,795 and $315,848, respectively.

Long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result for the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using estimated market prices of the discounted represent value of expected cash flows. The Company believes that no such impairment existed as of December 31, 2002. In the event that there are changes in the planned use of the Company's long-term assets, the Company's assessment of its ability to recover the carrying value of these assets could change.

PATENTS

Costs to develop patents are expensed when incurred.

REVENUE RECOGNITION

Revenue is recognized upon shipping of the product to the customer. Terms are FOB the Company's Loading dock.

INCOME TAXES

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

Basic earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares of common stock outstanding during the period plus the dilutive effect of common stock equivalents related to preferred stock, outstanding stock options and deferred contingent common stock awards. There were no common stock equivalents outstanding at December 31, 2002 and 2001 that would have a dilutive effect on earnings for those years.




STOCK BASED EMPLOYEE AND DIRECTOR COMPENSATION

At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for options granted under the plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations. Options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss attributable to common stockholders and loss per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), to stock-based employee compensation.

                                                 DECEMBER 31,2002   DECEMBER 31,2001    CUMULATIVE FROM
                                                                                           INCEPTION
Net loss, as reported                             $  (2,583,463)     $  (1,778,879)     $  (12,368,144)
                                                  -------------      -------------      --------------
Pro forma net loss                                $  (2,783,436)     $  (3,041,834)     $  (14,443,206)

Loss per share:
  As reported                                     $        (.36)     $        (.24)     $        (1.52)
   Pro forma                                               (.38)              (.37)              (1.74)

STOCK OPTIONS GRANTED TO NON-EMPLOYEES

The Company accounts for its stock-based awards issued to non-employees in return for services using the fair value method. The fair value of the award is measured using the Black-Scholes option valuation model on the date that the services have been completed or on the performance commitment date, which ever is earlier (the "measurement date"). The fair value of the award is estimated on the date of grant and the measurement date and is recognized as an expense in the accompanying consolidated statements of operations over the vesting period.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145 "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145:). This Statement rescinds FASB Statement No. 4, "Reporting Gains and losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds and amends other existing authoritative pronouncements. The Company will be required to adopt this accounting standard in 2003. Upon adoption, the Company anticipates that it will reclassify the 1996 extraordinary loss on retirement of debt of $250,000 to other expense in the Company's financial statements.

4.   INITIAL PUBLIC OFFERING

In October 1996, the Company sold, in an initial public offering (the "IPO"), 833,334 units (the "Units"), each Unit consisting of two shares of Common Stock and two redeemable Class A purchase warrants for $12.00 per Unit. Each warrant entitled the holder to purchase one share of the Company's Common Stock for $7.00 commencing October 3, 1997, and expiring October 3, 2001. The warrants were redeemable by the Company at $.05 per warrant any time after October 3, 1998, if certain conditions were met. The net proceeds that the Company received from the offering amounted to approximately $8,800,000 (see Bridge Financing, Note 7). All of the warrants expired on October 3, 2001 with none redeemed or exercised.

5.   DISCONTINUED OPERATIONS

On December 23, 1997, the Company entered into an agreement with Well Men Industrial Company Limited, a Hong Kong registered corporation ("Well Men"),pursuant to which Well Men granted to the Company an exclusive right to market and sell certain Well Men products in China. Well Men also assigned to the Company, for the purpose of commercializing such Well Men products, all of Well Men's patents and patent applications relating to such Well Men products. The agreement was for an initial term of ten years. The Company had opened a representative office in China to promote the sales of Well Men products and to establish the name of the Company. The Company incurred cumulative expenses of approximately $844,000 related to the opening and maintaining of the representative office in China, merchandise shipped to China, and general and administrative expenses.

In December 1998, Well Men materially breached its agreement with the Company by selling Well Men water heaters directly in China. In addition, Well Men refused to pay for any of the products provided to it. As a result of this breach and the Company's inability to obtain payment from Well Men, the Company discontinued this operation and wrote-off all related receivables. Results from operations from prior periods have been restated to properly segregate discontinued operations from continuing operations.

6.   LICENSE AGREEMENT

In October 1995, the Company entered into a License Agreement (the "Agreement") with Reseal International Corporation (RIC), which was amended on June 17, 1996, pursuant to which the Company obtained the right to commercialize and market certain technologies (the Technologies) to third parties for its implementation in the food and beverage industries. The Technologies are licensed by RIC from its parent, Reseal International Limited Partnership ("RILP"). The Agreement is royalty-free and allows the Company to grant sublicenses to third parties. Pursuant to the Agreement, the Company issued 2,900,000 shares of its common stock to RIC and paid $750,000 upon the completion of a private placement and the remaining balance of $3,250,000 upon the completion of its initial public offering. The cash paid to RIC and the common stock issued for this acquisition were charged directly to stockholders' equity and therefore are not reflected as an asset on the Company's balance sheet. The Agreement terminates at the end of the Technologies' useful economic life. The Company is not using any of the technologies under the Agreement.

7.   REVOLVING LINE OF CREDIT

On July 2, 2002, the Company established a secured, one year, variable rate (based on prime +.5%), revolving line of credit for $250,000 with CommerceFirst Bank. Substantially all the assets of the Company secure this line. As of December 31, 2002, the entire $250,000 of this line of credit has been borrowed. The outstanding balance matures on July 1, 2003.

8.   PRIVATE PLACEMENTS

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

Pursuant to the Subscription Agreement, the Series A Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. In 1999, the Series A Investors purchased 560 shares of Series A Stock, resulting in total net proceeds to the Company of $1,120,000.

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

In January 2001, the Company sold to one investor 50 shares of the Series C Stock and warrants to purchase an additional 50 shares of Series C Stock, for an agregate purchase price of $100,000. These warrants expired on June 30, 2001.
In May and June 2001, the Company sold to investors an aggregate of 100 shares of the Series C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. These warrants entitle the holder to purchase shares of Series C Stock for a price of $2,000 per share. As of June 30, 2001, 25 of these warrants were exercised for an aggregate purchase price of $50,000. In December 2001, the remaining 75 warrants for Class C stock were exercised for an aggregate purchase price of $150,000.

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

In December 2002 the Board of Directors authorized the payment, in additional shares, of all outstanding dividends through December 31, 2002 on all series of preferred stock.

The following is a summary of the Company's preferred stock as of December 31, 2002:

                                                                                    Amount
Series A, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 9,091 shares of common stock, 2,000 shares
authorized, 799 shares outstanding as of December 31, 2002.                       $1,598,756

Series B, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 5,714 shares of common stock, 1,500 shares
authorized, 608 shares outstanding as of December 31, 2002.                       $1,217,460

Series C, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 6,667 shares of common stock, 4,000 shares
authorized, 929 shares outstanding as of December 31, 2002.                       $1,859,680

Series D, $.001 par value, 12% cumulative dividends, each share convertible at holder's option to approximately 2,000 shares of common stock, 3,000 shares
authorized, 2,025 shares outstanding as of December 31, 2002.                     $4,049,280
                                                                                  ----------

Total Preferred Stock                                                             $8,725,194
                                                                                  ==========

BRIDGE FINANCING

During 1996, the Company was involved in a private placement ("Bridge Financing"), consisting of promissory notes, common shares, and rights ("Bridge Options") to acquire units ("Bridge Units") identical in form to the IPO Units, as described in footnote 4. The promissory notes bore interest at 8% per annum and were due and paid upon completion of the IPO. Upon completion of the Bridge Financing, the Company had received an aggregate of $2,100,000 in consideration for $1,050,000 in promissory notes, 525,000 shares of common stock and rights to obtain 787,500 Bridge Units. In August 1996, the Company amended the Bridge Financing agreements so that the 787,500 Bridge Units underlying the Bridge Options were deemed outstanding. As part of the initial public offering, the 787,500 Bridge Units, which are identical to the IPO Units, were registered. In addition, the $1,050,000 of promissory notes were repaid during 1996.

9.   SETTLEMENT AGREEMENT

In October 1995, in connection with a settlement of actions and claims with certain affiliates of RIC, the Company agreed to issue (i) 2,900,000 shares of common stock to RIC as partial compensation under the Agreement, (ii) an aggregate of 1,500,000 shares of common stock (the "Investor Shares") to certain investors in RILP, and (iii) an aggregate of 450,000 shares of common stock (the "Service Shares") to certain individuals for services rendered equal to the par value of such shares. Of the Investor Shares issued, 552,000 were issued to individuals who are now members of the board of directors and, of the Service Shares issued, 161,000 were issued to former members of management and the board of directors.

Pursuant to such settlement, the holders of the Investor Shares may require the Company to file a Registration Statement under the Securities Act of 1933 (Securities Act) with respect to 25% of such shares of common stock, commencing one year from the effective date of the Company's IPO, subject to certain conditions and limitations. Further, if the Company proposes to register any shares of common stock under the Securities Act other than pursuant to an initial public offering or the previous sentence, then the holders of the Investor Shares are entitled to include an additional 25% of their shares of common stock in such registration.

10.  CONVERTIBLE PROMISSORY NOTES

During 1995, a convertible promissory note was issued for $50,000 (the "Note") and was due on December 20, 1996 which bore interest at 8% and was convertible at any time prior to the maturity date of the note into shares of common stock, subject to adjustments. The Note would have converted at a price of $.042 per share, subject to adjustments.

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

11.  MANAGEMENT AND DIRECTOR'S SHARES

In 1995, the Company issued an aggregate of 950,000 shares to management as compensation for services rendered in incorporating the Company. Such shares were recorded at the aggregate estimated fair market value of the common stock of $77,188.

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

12.  RELATED PARTY TRANSACTIONS

Until June 1997, the Company shared office space with certain affiliated companies, including RIC and RILP see notes 6 and 9. The Company also paid certain operating expenses, including compensation of key personnel, on behalf of RIC and RILP (See Notes 6 and 9). The Company was reimbursed for these expenses as an offset against the liability related to the License Agreement in the Company's balance sheet as of December 31, 1996. Beginning in May 1997, the Company began paying substantially all costs of obtaining and maintaining patents, a cost, which was to be shared equally by the Company and RIC, according to the Agreement. Until the Company is reimbursed by RIC for 100% of these costs, RIC cannot utilize the patents for any purpose. If RIC does not reimburse the Company within one year from the date each payment was made, RIC must negotiate a fee with the Company for the use of such patents for any purpose.

As of December 31, 2002, the Company has a receivable due from RIC related to operating expenses and patent costs in the amount of $131,311, which has been fully reserved due to the inability of RIC to reimburse the Company in the foreseeable future.

During the year ended December 31, 1997, the Company paid consulting fees to members of management in the aggregate amount of $73,000. Subsequent to December 31, 1997, no such fees were paid.

During 2002 the Company issued 62,500 shares of common stock to a consultant as compensation for services rendered to the Company. The consultant was related to an officer of the Company. Such shares were issued at the fair market value of the Company's common stock, which was determined based on the quoted market price of the stock on the date of issuance. Total expense related to the issuance of these shares amounted to $65,624 and is recorded in general and administrative expenses.

13.  INCOME TAXES

The Company's federal statutory income tax rate is approximately 34%. The Company is also subject to applicable state income taxes. As a result of losses at December 31, 2002 and 2001 and losses incurred since inception, and due to uncertainties surrounding the ability of the Company to realize the tax benefits associated with these losses, there is no provision or benefit for income taxes in the accompanying financial statements. As of December 31, 2002 and 2001, the Company's has net deferred tax assets of approximately $6.1 million and 3.8 million respectively, which consist substantially of net operating loss carry forwards. These carryforwards will begin to expire in 2010. The Company has established a full valuation allowance against its net deferred tax assets as the Company's ability to realize such assets is predicated upon the Company achieving profitability. In addition, the use of net operating loss carry forwards may be limited as a result of ownership changes resulting from stock issuances.

14.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

During December 1999, the Company entered into a lease for office space in Maryland beginning March 16, 2000 through September 30, 2005. Rental expenses were $77,994 and $65,514 for the years ended December 31, 2002 and 2001, respectively. Minimum future rental payments under this lease are as follows:

                                                     Minimum
Year ending December 31:                             Payment

                    2003                              69,499
                    2004                              71,585
                    2005                              54,888
                                                    --------
       Total minimum lease payments                 $195,972
                                                    ========

EMPLOYMENT AGREEMENTS - KEY EMPLOYEES

The Company has employment agreements with key employees that commit the employee to a minimum of a two year term expiring December 31, 2003. The aggregate future payments of salary under these employment agreements is approximately $432,000 as of December 31, 2002 and does not include bonuses.

EMPLOYMENT AGREEMENT - FORMER EXECUTIVE OFFICER

The Company had an employment agreement with its former Chief Executive Officer. Terms of the agreement, among other things, provided for the granting of 100,000 options to purchase shares of common stock. As a result of this executive's resignation from the Company on June 30, 1999, options to purchase an aggregate of 33,333 shares were cancelled and options to purchase 66,667 shares remain outstanding and exercisable. These remaining options are exercisable through December 31, 2004.

15.  LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its normal operations. In management's opinion, the resolution of such matters will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

16.  STOCK BASED COMPENSATION

STOCK OPTIONS

The Company has two stock option plans (the "Plans"). The 1998 Stock Option Plan (the "Participant Plan") provides for the granting of stock options to key employees, consultants or other persons ("Participants"). The objective of the Plans includes attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of the Company by providing Participants the opportunity to acquire common stock. The Plans provides for the granting of both options that will qualify as "incentive stock options" and options that are non-qualified stock options. The objectives of the second plan, The Director Option Plan ("the Director Plan") is to attract and retain the best available personnel for service as outside directors of the Company, as well as to provide additional incentive to the outside directors of the Company to serve as directors and to encourage their continued service on the Board. On June 18, 1999, the Board of Directors approved an increase in shares reserved for grant under the Participant Plan and Director Plan up to 850,000 and 450,000 shares, respectively. On September 11, 2000 the Board of Directors approved an increase in the number of shares reserved for grant under the Participant Plan to 2,500,000 and on December 5, 2001 the Board of Directors approved an increase in the number of shares reserved for grant under the Participant Plan to 5,000,000. The shareholders at the June 7, 2002 shareholders meeting approved the increase in the Plan. Options expire on such date as the Board of Directors or the Committee may determine, but in no event later than ten years after the grant date.

The following table summarizes stock option activity for the Company:

                                                                    Weighted
                                                     Number of       Average
                                                       Shares    Exercise Price
                                                    ---------------------------
Outstanding at December 31, 1997                            --       $    --
      Granted                                          295,000         1.595
                                                    ----------       -------
Outstanding at December 31, 1998                       295,000         1.595
      Granted                                          460,000         0.633
      Exercised                                             --            --
      Cancelled                                        (88,333)        1.618
                                                    ----------       -------
Outstanding at December 31, 1999                       666,667         0.891
      Granted                                        1,625,000         0.197
      Exercised                                             --            --
      Cancelled                                        (56,667)        1.607
                                                    ----------       -------
Outstanding at December 31, 2000                     2,235,000       $ 0.391
      Granted                                        2,240,000         0.769
      Exercised                                             --            --
      Cancelled                                             --            --
                                                    ----------       -------
Outstanding at December 31, 2001                     4,475,000       $ 0.580
      Granted                                          280,000         0.976
      Exercised                                        (80,000)        0.187
      Cancelled                                             --            --
                                                    ----------       -------
Outstanding at December 31, 2002                     4,675,000       $ 0.615
                                                    ==========       =======

As of December 31, 2002, 4,251,662 options were vested and exercisable.

The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted share average assumptions used:

                                                       2002           2001
                                                   -----------     ----------
Risk free interest rate                                3.31%           5.22%
Expected life                                        5 years         5 years
Expected volatility                                     125%            131%
Expected dividend yield                                   0%              0%

The weighted average fair value of options granted during 2002 and 2001 were $0.97 and 0.77 respectively. The weighted average inception to date exercise price of these options was $0.62. The following table provides further information on options granted:

                                                            WEIGHTED AVERAGE
                                                               REMAINING
              RANGE OF EXERCISE PRICE        SHARES      CONTRACTUAL LIFE(YEARS)
              -----------------------        ------      -----------------------
                   0.187                   1,800,000              7.19
                 0.312-0.625                 603,333              6.96
                  0.85-1.0                 1,920,000              9.00
                 1.015-1.70                  351,667              4.49
                                           ---------
                                           4,675,000
                                           =========

STOCK COMPENSATION FOR SERVICES

During 2000, the Company issued to two consultants warrants to purchase an aggregate of 150,000 shares of common stock. The warrants are exercisable through December 2008 at an exercise price of $.19 per share. The warrants were issued as compensation for services rendered to the Company by such consultants. Total expense related to the issuance of the warrants amounted to $109,949 and was valued using the Black-Scholes pricing model and is recorded in general and administrative expenses and warrants outstanding.

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

During 2002 the Company issued 62,500 shares of common stock to a consultant as compensation for services rendered to the Company. The consultant was related to an officer of the Company. Such shares were issued at the fair market value of the Company's common stock, which was determined based on the quoted market price of the stock on the date of issuance. Total expense related to the issuance of these a share amounted to $65,524 and is recorded in general and administrative expenses.

17.  SUBSEQUENT EVENT

On March 31, 2003, the Company received $150,000 pursuant to a demand note issued to a board member and current shareholder. The Company intends to use these funds and cash on hand to fully repay its line of credit with CommerceFirst bank, which repayment will be required under the terms of such line of credit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

On May 29, 2002 the Company dismissed its independent auditors, Arthur Andersen LLP ("Arthur Andersen"), and engaged Ernst & Young LLP to serve as its new independent auditors for 2002. The Company filed a Current Report on Form 8-K with the SEC on May 29, 2002, the same date that the change in auditors became effective.

Arthur Andersen's reports on the Company's financial statements for the years ended December 31, 2001 and 2000 and for the period from inception (October 10, 1995) through December 31, 2001, as included elsewhere herein, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. Such reports included an explanatory paragraph that disclosed that there was substantial doubt about the Company's ability to continue as a going-concern.

During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and May 29, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such periods, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of March 11, 2003, the executive officers and directors of the Company are as follows:

       NAME         AGE                     POSITION(S)
       ----         ---                     -----------
Gary Allanson       50    Chairman, President and Chief Executive Officer
Edwin Tharp         43    Chief Operating Officer and Chief Financial Officer
George V. Kriste    55    Director
Gregory B. Abbott   52    Director
Lynn Brown          57    Director
William Hudson      61    Director
Frank Carillo       46    Director

GARY ALLANSON has served as the President and Chief Executive Officer of the Company since March 15, 1999. Mr. Allanson was also elected a director in March 1999 and most recently elected a director in June 2002 to serve for a three-year term expiring in 2005. Prior to joining the Company, Mr. Allanson was National Retail Sales Manager with Arnott's Biscuit, Ltd. in Sydney, Australia from May 1997 to March 1999 and a member of Arnott's Board of Directors in New Zealand. Arnott's Biscuit, Ltd. is the largest manufacturer and marketer of biscuits, crackers and salty snacks in the Asia Pacific Region. Arnott's became a wholly owned subsidiary of the Campbell Soup Company in December 1997. Prior to Arnott's, Mr. Allanson was Director of Bakery sales at Pepperidge Farm, Inc. Norwalk, Connecticut from April 1996 to May 1997 (Pepperidge Farm, Inc. is a wholly owned subsidiary of the Campbell Soup Company). Mr. Allanson worked in the electronics and aerospace industry from October 1992 to April 1996 prior to joining Campbell Soup. Mr. Allanson started his business career with the Pepsi-Cola Company in 1977 and spent the next 15 years in senior marketing, strategic planning, operation, sales, and product development assignments. Mr. Allanson completed his career with Pepsi-Cola as Vice-President & General Manager in Washington, D.C. Mr. Allanson is a graduate of Bowling Green State University, Bowling Green, OH and Harvard University, Cambridge, MA.

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

GEORGE V. KRISTE has served as a director of the Company since October 1995 and was most recently elected in February 2001 for a term expiring in 2003. He has been the Chairman and Chief Executive Officer of New Century Media, a radio station owner, since January 1992.

GREGORY B. ABBOTT has served as a director of the Company since October 1995 and was most recently elected in June 2002 for a term expiring in 2004. Mr. Abbott has been a private investor and a writer for more than five years.

WILLIAM HUDSON was elected as a director of the Company in January 2003 to fill a vacancy created as a result of action taken by the Board of Directors to increase the size of the Company's Board. Mr. Hudson's current term as a director will expire at the 2003 Annual Meeting of Stockholders. Mr. Hudson has been president and CEO of Hudson Advisory Services, an investment advisory firm, for more than five years.

LYNN BROWN was elected as a director of the Company in January 2003 to fill a vacancy created as a result of action taken by the Board of Directors to increase the size of the Company's Board. Mr. Brown's current term as a director will expire at the 2003 Annual Meeting of Stockholders. Mr. Brown has been Vice President, Strategy and Business Development of Hydro Aluminum North America (formerly, Wells Aluminum Corporation) since 2001 and was Senior Vice President, Sales and Marketing of such company from 1996 to 2001.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, no persons failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act for any transactions occurring during Fiscal 2002,

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth for the three (3) fiscal years ended December 31, 2002, information concerning the compensation paid or accrued to the Chief Executive Officer of the Company and one other executive officer of the Company who was being paid salary at an annual rate in excess of $100,000 as of December 31, 2002. No other employee, including any executive officer of the Company, received from the Company a salary and bonus for fiscal 2002 which exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                         Annual Compensation                          Long-Term Compensation
                                         -------------------                          ----------------------

                                                                  Other Annual       Restricted      Securities      All Other
Name and Principal Position   Fiscal     Salary         Bonus     Compensation       Stock           Underlying      Compensation
                              year       ($)            ($)       ($)(1)             Award($)        Options (#)     ($) (2)

Gary Allanson                 2002       $325,000       -         -                  -               -               -
Chairman, CEO and President   2001       $240,000       -         -                  -               1,500,000       $1,285
                              2000       $190,000       -         -                  -                 400,000       $1,285

Edwin Tharp                   2002        190,000       -         -                  -               -               -
Chief Operating Officer,      2001       $  9,000       -         -                  -                 500,000       -
CFO and Secretary (3)

(1) The aggregate amount of perquisites and other personal benefits paid to Mr. Allanson did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus for any given fiscal year and (ii) $50,000. Thus, such amounts are not reflected in the table.

(2) Represents the premium paid on a $1,000,000 term life insurance policies as to which Mr. Allanson may designate the beneficiary.

(3) Mr.Tharp commenced employment with the Company on December 5, 2001. From March 2001 to December 2001 he was a consultant to the Company. During the year ended December 31, 2001 the Company paid to Mr. Tharp an aggregate of $89,565 for consulting services rendered by Mr. Tharp.

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2002

During the fiscal year ended December 31, 2002 the Company did not grant to any executive officer any options to purchase any securities of the Company.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2002 AND FISCAL YEAR END OPTION VALUES

The executive officers listed in the Summary Compensation Table did not exercise any options during the fiscal year ended December 31, 2002. The following table sets forth certain information with respect to options to purchase Common Stock held by the foregoing executive officers on December 31, 2002.

            Number of Securities Underlying    Value of Unexercised In-The-Money
          Unexercised Options on 12/31/02 (#)       Options on 12/31/02 ($)
Name           Exercisable/Unexercisable           Exercisable/Unexercisable

Gary Allanson         2,900,000/0                       $1,072,500/$0(1)

Edwin Tharp           200,000/300,000                   $0/$0(2)

(1) The closing price of the Common Stock on December 31, 2002 on the OTC Bulletin Board was $.85. Of the options held by Mr. Allanson which were exercisable as of December 31, 2002, options to purchase 400,000 shares were exercisable at a price of $.625 per share, options to purchase 1,500,000 shares were exercisable at a price of $.187 per share, options to and options to purchase 1,000,000 shares were exercisable at a price of $1.00 per share.

(2) The closing price of the Common Stock on December 31, 2002 on the OTC Bulletin Board was $.85. As of such date, Mr. Tharp held options to purchase 200,000 shares which were currently exercisable at a price of $1.00 per share and options to purchase an additional 300,000 shares an exercise price of $1.00 per share which were not currently exercisable.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Company regarding beneficial ownership of shares of the Common Stock as of March 15, 2003 for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

NAME AND ADDRESS OF BENEFICIAL OWNER           NUMBER OF SHARES     PERCENT OF CLASS(1)
------------------------------------           ----------------     -------------------
Gregory Abbott                                   6,140,832(2)               41.2%
1200 Kessler Drive
Aspen, CO 81611

Louis A. Simpson                                 4,943,020(3)               34.2%
5951 La Sendita
P.O. Box 1943 Rancho
Santa Fe, California 92067

Gerhard Andlinger
303 S. Broadway                                  3,540,060(4)               26.4%
Tarrytown, New York 10591

George Kriste                                    2,836,857(5)               22.8%
20643 Seabord Road
Malibu, California 90265

Estate of George Abbott                          2,662,294(6)               21.4%
10 Rockefeller Pla. Suite 604
New York, NY 10020-1948
Gary Allanson                                    3,370,489(7)               25.6%
1111 Benfield Boulevard, Suite 230
Millersville, Maryland 21108

Reed Slatkin
10100 Santa Monica Blvd. Suite 410
Los Angeles, CA 90067                            1,541,666(8)               13.5%

Jon Silverman                                      666,667(9)                6.7%
6 International Drive, Suite 160
Rye Brook, New York 10573

Frank Carillo                                      343,851(10)               3.4%
570 Grand Avenue
Englewood, New Jersey 07631

Lynn Brown                                          33,800(11)                 *
257 Long Point Road
Crownsville, Maryland 21032

William Hudson                                      14,000(12)                 *
21 Farmington Road
Williamsville, New York 14221

All directors and executive officers as a       13,075,259(13)              61.1%
group (7 persons)

----------
*     Less than 1%.

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 4,626,907 shares of Common Stock issuable upon conversion of Preferred Stock and 400,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 40,000 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(3) Includes 4,563,720 shares of Common Stock issuable upon conversion of Preferred Stock.

(4) Includes 3,540,060 shares of Common Stock issuable upon conversion of Preferred Stock.

(5) Includes 2,456,857 shares of Common Stock issuable upon conversion of Preferred Stock and 100,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 40,000 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(6) Includes 2,579,794 shares of Common Stock issuable upon conversion of Preferred Stock.

(7) Includes 2,900,000 shares of Common Stock issuable upon exercise of currently exercisable options, 385,989 shares of Common Stock issuable upon conversion of Preferred Stock, 25,000 shares of Common Stock owned jointly with Mr. Allanson's wife, 37,000 shares of Common Stock owned in an IRA account for Mr. Allanson's benefit and 22,500 shares of Common Stock owned in an IRA account for the benefit of Mr. Allanson's wife.

(8) Includes 1,541,666 shares of Common Stock issuable upon conversion of Preferred Stock.

(9) Includes 66,667 shares of Common Stock issuable upon exercise of options.

(10) Includes 10,000 shares of Common Stock owned of record by Mr. Carillo's wife. Also includes 325,001 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 39,999 shares of Common Stock subject to options which will not become exercisable within 60 days of the date hereof.

(11) Includes 8,800 shares of Common Stock owned jointly with Mr. Brown's wife and 25,000 shares of Common Stock issuable upon currently exercisable stock purchase warrants.

(12) Includes 14,000 shares of Common Stock in an IRA account for Mr. Hudson's benefit.

(13) Includes an aggregate of 7,487,833 shares of Common Stock issuable upon conversion of Preferred Stock and an aggregate of 4,050,001 shares of Common Stock issuable upon exercise of currently exercisable stock options and warrents.

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

                                   TOTAL SHARES
                                   OF SERIES A                     TOTAL
NAME                              STOCK PURCHASED              PURCHASE PRICE
-----                             ---------------              --------------

Gary Allanson                           32                        $ 64,000
George Kriste                          132                        $264,000
Gregory Abbott                         187                        $374,000

On February 22, 2000 certain persons including Messrs. Kriste and Abbott purchased from the Company an aggregate of 440 shares of the Company's Series B Redeemable Convertible Preferred Stock ("Series B Stock") for $2,000 per share. The number of shares of Series B Stock purchased by each of Messrs. Kriste and Abbott are set forth below:

                                   TOTAL SHARES
                                   OF SERIES B                     TOTAL
NAME                              STOCK PURCHASED              PURCHASE PRICE
-----                             ---------------              --------------

George Kriste                           50                        $100,000
Gregory Abbott                          97.5                      $195,000

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

On November 5, 2002 Mr. Abbott purchased 50 shares of the Company's Series D Redeemable Convertible Preferred Stock ("Series D Stock")for a purchase price of $2,000 per share. On November 13, 2002 each of Gary Allanson, the President and Chief Executive Officer of the Company, and Edwin Tharp, the Chief Operating Officer and Chief Financial Officer of the Company, purchased 2.5 shares of Series D Stock for a purchase price of $2,000 per share. On January 24, 2003 Mr. Abbott purchased an additional 75 shares of Series D Stock for a purchase price of $2,000 per share.

The proceeds of the sale of the Series A Stock, Series B Stock, Series C and Series D Stock (collectively, the "Preferred Stock") have been and are being used by the Company to make capital expenditures for tooling, for working capital and to pay trade payables.

The holders of Preferred Stock are entitled to receive cumulative dividends at the rate of 12% per year. In the discretion of the Company, the dividends may be paid in cash, in additional shares of Series A Stock, Series B Stock, Series C Stock or Series D Stock, as the case may be, or any combination of the foregoing.

The holders of Series A Stock may convert the Series A Stock into Common Stock initially at the rate of one share of Common Stock for each $.22 of liquidation value of the Series A Stock. The holders of Series B Stock may convert the Series B Stock into Common Stock initially at the rate of one share of Common Stock for each $.35 of liquidation value of the Series B Stock. The holders of Series C Stock may convert the Series C Stock into Common Stock initially at the rate of one share of Common Stock for each $.30 of liquidation value of the Series C Stock. The holders of Series D Stock may convert the Series D Stock into Common Stock initially at the rate of one share of Common Stock for each $1.00 of liquidation value of the Series D Stock. The conversion rates of the Preferred Stock are subject to adjustment in certain circumstances.

The holders of Series A Stock, voting as a separate class, are entitled to elect one director of the Company. In addition, the holders of Preferred Stock are entitled to vote on all matters (including elections of directors) together with the holders of the Common Stock with each share of Preferred Stock having the number of votes equal to the number of whole and fractional shares of Common Stock into which such share is then convertible (as of March 11, 2003, each share of Series A Stock would have 9,090.9 votes, each share of Series B Stock would have 5,714.3 votes, each share of Series C Stock would have 6,666.7 votes and each share of Series D Stock would have 2,000 votes).

On March 28, 2003 Gregory Abbott, a director of the Company, loaned the Company $150,000. The loan is repayable on demand and bears interest at the rate of 10% per annum. Repayment of the loan is secured by a security interest in substantially all of the Company's assets.

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

   3.8 Certificate of Designation of Series D Redeemable Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (the "2001 10-KSB")).

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

  10.5    Employment Agreement, dated as of January 1, 2002, between the
          Company and Gary Allanson (incorporated herein by reference to Exhibit
          10.5 to the 2001 10-KSB).

  10.6 Agreement entered into as of December 23, 1997 between the Company and Well Men (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

  10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the 1999-10-
          KSB).

  10.8 Amended and Restated 1998 Stock Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on January 4, 2001 in connection with the Annual Meeting of Stockholders of the Company held on February 1, 2001).

  10.9    Amended and Restated Director Option Plan. *

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

 10.16 Amendment No. 2 dated May 8, 2001 to August 2000 Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Kriste (incorporated by reference to Exhibit 10.16 to the 2001 10-KSB).

 10.17 Amendment No. 3 dated June 2, 2001 to the August 2000 Subscription Agreement among the Company, Juliet Shield, Gregory Abbott, Simpson, George Abbott and Kriste (incorporated by reference to
          Exhibit 10.17 to the 2001 10-KSB).

 10.18 Employment Agreement, dated as of January 1, 2002, between the Company and Edwin Tharp (incorporated by reference to Exhibit 10.18 to the 2001 10-KSB).

 10.19 Form of Preferred Stock Subscription Agreement for purchase of Series D Stock.*

 10.20 Loan Agreement, dated July 2, 2002, between the Company and CommerceFirst Bank. *

 10.21 Demand Note dated March 28, 2003 from the Company to the order of Gregory Abbott*

 10.22 Security Agreement dated March 28, 2003 between the Company and Gregory Abbott*

 10.23 Collateral Assignment of Patents and Trademarks and Security Agreement dated March 28, 2003 between the Company and Gregory Abbott.*

  23.1    Consent of Ernst & Young LLP.*

  23.2    Information Regarding Consent of Arthur Andersen LLP.*

  99.1    Certification of Principal Executive Officer pursuant to 18 U.S.C.
          1350. *

  99.2    Certification of Principal Financial Officer pursuant to 18 U.S.C.
          1350. *
-----------
* Filed herewith

REPORTS ON FORM 8-K

     No Form 8-K was filed by the Company within the fourth quarter of the Company's fiscal year ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.







                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2003                 INTERNATIONAL DISPENSING
                                              CORPORATION


                                        By: /s/ Gary Allanson
                                          --------------------------------------
                                          Gary Allanson
                                          Chairman, President and
                                          Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                      Title                             Date
---------                                      -----                             ----

/s/ Gary Allanson                Chairman, President and Chief               March 31, 2003
-----------------                Executive Officer
Gary Allanson                    (Principal Executive
                                 Officer, Principal Financial Officer
                                 and Principal Accounting Officer)


/s/ Edwin Tharp                  Chief Operating Officer, Chief              March 31, 2003
---------------                  Financial Officer and Secretary
Edwin Tharp                      (Principal Accounting Officer and
                                 Principal Financial Officer)


/s/ Gregory Abbott               Director                                    March 31, 2003
------------------
Gregory Abbott


/s/ George Kriste                Director                                    March 31, 2003
-----------------
George Kriste


/s/ Lynn Brown                   Director                                    March 31, 2003
--------------
Lynn Brown


/s/ William Hudson               Director                                    March 31, 2003
William Hudson


/s/ Frank Carillo                Director                                    March 31, 2003
-----------------
Frank Carillo

                                 CERTIFICATIONS

I, Gary Allanson, certify that:

I have reviewed this Annual Report on Form 10-KSB of International Dispensing Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

- presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       Date: March 31, 2003

                                      /s/ Gary Allanson
                                      -------------------------
                                      Gary Allanson
                                      Chief Executive Officer

I, Edwin Tharp, certify that:

I have reviewed this annual report on Form 10-KSB of International Dispensing Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

- presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    Date: March 31, 2003

                                                    /s/ Edwin Tharp
                                                    -----------------------
                                                    Edwin Tharp
                                                    Chief Financial Officer
                                       39

                      INTERNATIONAL DISPENSING CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

   3.8 Certificate of Designation of Series D Redeemable Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (the "2001 10-KSB")).

   4.2 Specimen Common Stock Certificate (incorporated herein by reference To Exhibit 4.1 to the Form SB-2).

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

  10.5    Employment Agreement, dated as of January 1, 2002, between the
          Company and Gary Allanson (incorporated herein by reference to Exhibit
          10.5 to the 2001 10-KSB).

  10.6 Agreement entered into as of December 23, 1997 between the Company and Well Men (incorporated herein by reference to Exhibit 10.11 to the Company's 1997 10-KSB).

  10.7 Lease dated December 22, 1999 between MIE Properties, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the 1999-10-
          KSB).

  10.8 Amended and Restated 1998 Stock Option Plan (incorporated by reference to the definitive proxy statement of the Company filed on January 4, 2001 in connection with the Annual Meeting of Stockholders of the Company held on February 1, 2001).

  10.9    Amended and Restated Director Option Plan. *

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

10.16 Amendment No. 2 dated May 8, 2001 to August 2000 Subscription Agreement among the Company, Simpson, Gregory Abbott, George Abbott and Kriste (incorporated by reference to Exhibit 10.16 to the 2001 10-KSB).

 10.17 Amendment No. 3 dated June 2, 2001 to the August 2000 Subscription Agreement among the Company, Juliet Shield, Gregory Abbott, Simpson, George Abbott and Kriste (incorporated by reference to
          Exhibit 10.17 to the 2001 10-KSB).

 10.18 Employment Agreement, dated as of January 1, 2002, between the Company and Edwin Tharp (incorporated by reference to Exhibit 10.18 to the 2001 10-KSB).

 10.19 Form of Preferred Stock Subscription Agreement for purchase of Series D Stock.*

 10.20 Loan Agreement, dated July 2, 2002, between the Company and CommerceFirst Bank. *

 10.21 Demand Note dated March 28, 2003 from the Company to the order of Gregory Abbott*

 10.22 Security Agreement dated March 28, 2003 between the Company and Gregory Abbott*

 10.23 Collateral Assignment of Patents and Trademarks and Security Agreement dated March 28, 2003 between the Company and Gregory Abbott.*

  23.1    Consent of Ernst & Young LLP.*

  23.2    Information Regarding Consent of Arthur Andersen LLP.*

  99.1    Certification of Principal Executive Officer pursuant to 18 U.S.C.
          1350. *

  99.3    Certification of Principal Financial Officer pursuant to 18 U.S.C.
          1350. *
-----------
* Filed herewith