Form 10QSB
period 2003-03-31
INTERNATIONAL DISPENSING CORP
filed 2003-05-15
CIK 1016739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 ---    EXCHANGE ACT

        For the transition period from              to
                                       ------------    -------------

                        Commission file number   0-21489

                      International Dispensing Corporation
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    13-3856324
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
Yes      No  X
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,870,896 shares of Common Stock as of April 29, 2003
Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ---

                           International Dispensing Corporation
                               (A Development Stage Company)


                                     Table of Contents


Part I - FINANCIAL INFORMATION

                                                                             Page Number
                                                                             -----------
Item 1.  Financial Statements (unaudited)

         Balance Sheets as of March 31, 2003
         and December 31, 2002                                                    3

         Statements of Operations for the three month periods
         ended March 31, 2003  and 2002 and for the period from inception
         (October 10, 1995) through March 31, 2003                                4

         Statements of Changes in Stockholders' (Deficit) Equity for the
         period from October 10, 1995 (inception) through March 31, 2003          5

         Statements of Cash Flows for the three month periods ended
         March 31, 2003  and 2002 and for the period from inception
         (October 10, 1995) through March 31, 2003                                7


         Notes to the Financial Statements                                        8


Item 2.  Management's Discussion and Analysis or Plan of Operation               14
Item 3.   Controls and Procedures                                                18

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                       19

Item 2.  Changes in Securities                                                   19

Item 3.  Defaults Upon Senior Securities                                         19
Item 4.  Submission of Matters to a Vote of Security Holders                     19

Item 5.  Other Information                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                        19
              Signatures                                                         19
         Certifications                                                          44


                                           INTERNATIONAL DISPENSING CORPORATION
                                               (A Development Stage Company)
                                                      BALANCE SHEETS

                                                                                     March 31, 2003       December 31, 2002
                                                                                     --------------       -----------------
                                                                                        (unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                          $     84,194            $    378,826
    Accounts receivable                                                                      83,337                  92,448
    Prepaid expenses                                                                         13,925                  13,925
    Inventory, at cost                                                                      531,651                 536,119
                                                                                       ------------            ------------
    Total current assets                                                                    713,107               1,021,318
                                                                                       ------------            ------------
Fixed Assets:
    Office equipment                                                                         91,656                  91,656
    Productive equipment                                                                  1,524,551               1,492,088
    Accumulated depreciation                                                               (343,548)               (296,748)
                                                                                       ------------            ------------
        Net fixed assets.                                                                 1,272,659               1,286,996
                                                                                       ------------            ------------
Other Assets                                                                                  3,447                   3,447
                                                                                       ------------            ------------
             Total assets                                                              $  1,989,213            $  2,311,762
                                                                                       ============            ============

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable and accrued expenses                                              $    444,572            $    653,386
    Bank line of credit                                                                           -                 250,000
    Note payable to shareholder                                                             150,000                       -
                                                                                       ------------            ------------
    Total current liabilities                                                               594,572                 903,336
                                                                                       ------------            ------------
Commitments and contingencies
Stockholder's Equity:
    Preferred stock, $.001 par value;
    2,000,000 shares authorized, 4,638 and 4,363 shares issued and outstanding with a liquidation preference of $2,000 per share,
    as of March 31, 2003 and December 31, 2002                                            9,549,634               8,725,194

    Common stock, $.001 par value;
    40,000,000 shares authorized; 9,870,896 issued and outstanding
    as of March 31, 2003 and December 31, 2002                                                9,871                   9,871

    Additional paid-in capital                                                            8,657,066               8,931,506

    Warrants outstanding                                                                    109,949                 109,949

    Deficit accumulated during the development stage                                    (16,931,879)            (16,368,144)
                                                                                       ------------            ------------
             Total stockholder's equity                                                   1,394,641               1,408,376
                                                                                       ------------            ------------
             Total liabilities and stockholder's equity                                $  1,989,213            $  2,311,762
                                                                                       ============            ============

                                                     See accompanying notes.


                                         International Dispensing Corporation
                                             (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                                                                        Cumulative
                                                                                                      from Inception
                                                                                                     October 10, 1995
                                                            For the three months ended                    through
                                                       March 31, 2003         March 31, 2002          March 31, 2003
                                                     -----------------     -----------------        -----------------
Revenues                                                 $    206,369           $     81,109             $    565,520

Cost of goods sold                                            248,614                 97,347                  762,080
                                                     -----------------     -----------------        -----------------
Gross Profit                                                  (42,245)               (16,238)                (196,560)
                                                     -----------------     -----------------        -----------------
COST AND EXPENSES:
    General and administrative                                472,240                462,644               11,699,012
    Depreciation                                               46,800                 36,457                  362,648
                                                     -----------------     -----------------        -----------------
        Total costs and expenses                              519,040                499,101               12,061,660
                                                     -----------------     -----------------        -----------------
        Loss from operations                                 (561,285)              (515,339)             (12,258,220)

OTHER EXPENSES                                                      -                      -                 (250,000)
INTEREST EXPENSE                                               (2,937)                     -                  (74,321)
INTEREST INCOME AND OTHER INCOME                                  487                 10,381                  494,589
                                                     -----------------     -----------------        -----------------

        Loss before discontinued operations                  (563,735)              (504,958)             (12,087,952)

LOSS ON DISCONTINUED OPERATIONS                                     -                      -                 (843,927)
                                                     -----------------     -----------------        -----------------
             Net loss                                        (563,735)              (504,958)             (12,931,879)

PREFERRED STOCK DIVIDENDS                                     274,440                220,071                1,999,634

                                                     -----------------     -----------------        -----------------
    Net loss available to common stockholders            $   (838,175)          $   (725,029)            $(14,931,513)
                                                     -----------------     -----------------        -----------------

Basic and diluted loss per share                               ($0.08)                ($0.07)                  ($1.61)
                                                     =================     =================        =================
Basic and diluted weighted average
    shares outstanding                                      9,870,896              9,728,396                9,276,136
                                                     =================     =================        =================

                                                    See accompanying notes.

                                         INTERNATIONAL DISPENSING CORPORATION
                                             (a Development Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                      FOR THE PERIOD FROM OCTOBER 10,1995 (INCEPTION)
                                                  THROUGH MARCH 31, 2003
                                                         (UNAUDITED)

                                                                                       Preferred                    Common
                                                                           Preferred     Stock        Common        Stock
                                                                             Shares     Amount        shares        amount
                                                                           -------------------------------------------------
BALANCE, October 10,1995 (inception)
      Issuance of common stock pursuant to License Agreement                     -   $         -    2,900,000      $  2,900
      Issuance of common stock pursuant to Settlement Agreement                  -             -    1,950,000         1,950
      Issuance of common stock to management                                     -             -      950,000           950
      Purchase of License from Affiliate                                         -             -            -             -
      Issuance of common stock in private placement                              -             -       87,500            88
      Issuance of common stock rights in private placement                       -             -            -             -
           Net loss                                                              -             -
                                                                           -------------------------------------------------
BALANCE, December 31,1995                                                        -             -    5,887,500         5,888
      Issuance of common stock in private placement                              -             -      437,500           437
      Issuance of common stock rights in private placement
      Issuance of common stock to bridge lenders                                 -             -    1,575,000         1,575
      Issuance of common stock in public offering, net of issuance costs         -             -    1,666,668         1,667
      Net loss
                                                                           -------------------------------------------------
BALANCE, December 31,1996                                                        -             -    9,566,668         9,567
      Net loss
                                                                           -------------------------------------------------
BALANCE, December 31,1997                                                        -             -    9,566,668         9,567
      Net loss
                                                                           -------------------------------------------------
BALANCE, December 31,1998                                                        -             -    9,566,668         9,567
                                                                           -------------------------------------------------
      Issuance of preferred stock in private placement                         560     1,120,000
      Net loss
                                                                           -------------------------------------------------
BALANCE, December 31,1999                                                      560     1,120,000    9,566,668         9,567
                                                                           -------------------------------------------------
      Issuance of preferred stock in private placement                         790     1,580,000
      Preferred stock dividends                                                  -       271,601
      Issuance of warrants to consultants
      Issuance of common stock to consultants                                    -             -      100,000           100
      Net loss
                                                                           -------------------------------------------------
BALANCE, December 31, 2000                                                   1,350     2,971,601    9,666,668         9,667
                                                                           -------------------------------------------------
      Issuance of preferred stock in private placement                       1,900     3,800,000
      Issuance of preferred stock for dividend payment                         418       564,097
      Stock based compensation
      Issuance of common stock to consultants                                    -             -       61,728            62
      Net loss
                                                                           -------------------------------------------------
BALANCE, December 31, 2001                                                   3,668     7,335,698    9,728,396         9,729
                                                                           -------------------------------------------------
      Issuance of preferred stock in private placement                         250       500,000
      Issuance of preferred stock for dividend payment                         445       889,496
      Issuance of stock options to non-employees
      Issuance of common stock to consultants                                    -             -       62,500            62
      Issuance of common stock for options exercised                             -             -       80,000            80
      Net loss
                                                                           -------------------------------------------------
 BALANCE, December 31, 2002                                                  4,363     8,725,194    9,870,896         9,871
                                                                           -------------------------------------------------
          Issuance of preferred stock in private placement                     275       550,000
          Accrued and unpaid preferred stock dividends                           -       274,440
          Net loss
                                                                           -------------------------------------------------

 BALANCE, March 31, 2003                                                     4,638   $ 9,549,634    9,870,896      $  9,871
                                                                           -------------------------------------------------
                                                See accompanying notes.

                                         INTERNATIONAL DISPENSING CORPORATION
                                             (a Development Stage Company)

                                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                      FOR THE PERIOD FROM OCTOBER 10,1995 (INCEPTION)
                                                   THROUGH MARCH 31, 2003
                                                        (UNAUDITED)

                                                                                                       Deficit
                                                                                                      Accumulated          Total
                                                                         Additional                      During        Stockholders'
                                                                           Paid-in        Warrants     Development       (Deficit)
                                                                           Capital      Outstanding       Stage            Equity
                                                                        ------------------------------------------------------------
BALANCE, October 10,1995 (inception)
Issuance of common stock pursuant to License Agreement                    $        -    $        -    $                 $     2,900
     Issuance of common stock pursuant to Settlement Agreement                     -             -                -           1,950
     Issuance of common stock to management                                   76,238             -                -          77,188
     Purchase of License from Affiliate                                            -             -       (4,000,000)     (4,000,000
     Issuance of common stock in private placement                            43,662             -                -          43,750
     Issuance of common stock rights in private placement                    131,250             -                -         131,250
          Net loss                                                                 -             -         (249,795)       (249,795
                                                                        ------------------------------------------------------------
BALANCE, December 31,1995                                                    251,150             -       (4,249,795)     (3,992,757
     Issuance of common stock in private placement                           218,313             -                -         218,750
     Issuance of common stock rights in private placement                    656,250             -                -         656,250
     Issuance of common stock to bridge lenders                               (1,575)            -                -               -
     Issuance of common stock in public offering, net of issuance costs    8,771,148             -                -       8,772,815
     Net loss                                                                      -             -       (1,302,684)     (1,302,684)
                                                                        ------------------------------------------------------------
BALANCE, December 31,1996                                                  9,895,286             -       (5,552,479)      4,352,374
     Net loss                                                                      -             -       (1,145,091)     (1,145,091)
                                                                        ------------------------------------------------------------
BALANCE, December 31,1997                                                  9,895,286                     (6,697,570)      3,207,283
     Net loss                                                                    _ -             -       (1,938,390)     (1,938,390)
                                                                        ------------------------------------------------------------
BALANCE, December 31,1998                                                  9,895,286             -       (8,635,960)      1,268,893
     Issuance of preferred stock in private placement                              -             -                -       1,120,000
     Net loss                                                                      -             -       (1,702,108)     (1,702,108)
                                                                        ------------------------------------------------------------
BALANCE, December 31,1999                                                  9,895,286             -      (10,338,068)        686,785
                                                                        ------------------------------------------------------------
     Issuance of preferred stock in private placement                              -             -                -       1,580,000
     Preferred stock dividends                                             (271,601)             -                -               -
     Issuance of warrants to consultants                                           -       109,949                -         109,949
     Issuance of common stock to consultants                                  68,900             -                -          69,000
     Net loss                                                                      -             -       (1,667,734)     (1,667,734)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 2000                                                 9,692,585       109,949      (12,005,802)        778,000
                                                                        ------------------------------------------------------------
     Issuance of preferred stock in private placement                              -             -                -       3,800,000
     Issuance of preferred stock for dividend payment                       (564,097)            -                -               -
     Stock based compensation                                                371,400             -                -         371,400
     Issuance of common stock to consultants                                  24,938             -                -          25,000
     Net loss_                                                                     -             -       (1,778,879)     (1,778,879)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 2001                                                 9,524,826       109,949      (13,784,681)      3,195,521
                                                                        ------------------------------------------------------------
     Issuance of preferred stock in private placement                              -            -                 -         500,000
     Issuance of preferred stock for dividend payment                      (889,496)            -                 -               -
     Issuance of stock options to non-employees                              215,734            -                 -         215,734
     Issuance of common stock to consultants                                  65,562            -                 -          65,624
     Issuance of common stock for options exercised                           14,880            -                 -          14,960
     Net loss                                                                      -            -        (2,583,463)     (2,583,463)
                                                                        ------------------------------------------------------------
BALANCE, December 31, 2002                                                 8,931,506      109,949       (16,368,144)      1,408,376
                                                                        ------------------------------------------------------------
     Issuance of preferred stock in private placement                              -            -                 -         550,000
     Accrued and unpaid preferred stock dividends                           (274,440)           -                 -               -
     Net Loss                                                                      -            -          (563,735)       (563,735)
                                                                        ------------------------------------------------------------
BALANCE, March 31, 2003                                                   $8,657,066    $ 109,949     $ (16,931,879)    $ 1,394,641
                                                                        ============================================================

                                                     See accompanying notes

                                      INTERNATIONAL DISPENSING CORPORATION
                                          (A Development Stage Company)

                                            STATEMENTS OF CASH FLOWS
                                                   (unaudited)

                                                                                                           Cumulative
                                                                        For the three months ended       from Inception
                                                                        --------------------------       October 10,1995
                                                                         March 31,        March 31,           through
                                                                           2003             2002          March 31, 2003
                                                                       --------------------------------------------------
Cash flows from operating activities:
Net loss                                                               $ (563,735)     $  (504,958)      $(12,931,879)
Adjustment for loss from discontinued operations                                -                -            843,927
                                                                       --------------------------------------------------
Net loss from continuing operations                                      (563,735)        (504,958)       (12,087,952)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation                                                          46,800           36,457            362,648
     Compensation from stock grant                                              -                -            677,975
     Non-cash compensation                                                      -                -            291,148
     Extraordinary loss on retirement of debt                                   -                -            250,000
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                           9,112          (44,495)           (83,336)
       Decrease (increase) in prepaid expenses                                  -           10,047            (13,925)
       Decrease (increase) in inventory                                     4,468         (167,657)          (531,651)
       Increase in other assets                                                 -                -             (3,447)
       Increase (decrease) in account payable and accrued expenses       (208,814)         272,780            414,132
                                                                       --------------------------------------------------
Net cash used in continuing operating activities:                        (712,169)        (397,826)       (10,724,408)
Net cash used in discontinued operations:                                       -                -           (843,927)
                                                                       --------------------------------------------------
Net cash used in operating activities:                                   (712,169)        (397,826)       (11,568,335)
                                                                       --------------------------------------------------
Cash flows from investing activities:
   Purchase of fixed assets                                               (32,463)        (108,901)        (1,635,246)
   Purchase of license                                                          -                -         (4,000,000)
                                                                       --------------------------------------------------
Net cash used in investing activities                                     (32,463)        (108,901)        (5,635,246)
                                                                       --------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                              550,000                -          7,550,000
   Proceeds from note payable to shareholder                              150,000                -            400,000
   Repayment of Bank line of credit                                      (250,000)                           (250,000)
   Proceeds from bridge financing                                               -                -          2,100,000
   Proceeds from issuance of convertible promissory notes                       -                -            150,000
   Repayment of convertible promissory notes                                    -                -           (300,000)
   Repayment of bridge loans                                                    -                -         (1,050,000)
   Repayment of convertible debt                                                -                -           (100,000)
   Proceeds from options exercised                                              -                              14,960
   Proceeds from initial public offering                                        -                -          8,772,815
                                                                       --------------------------------------------------
Net cash provided by financing activities                                 450,000                -         17,287,775
                                                                       --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (294,632)        (506,727)            84,194
Cash and cash equivalents, beginning of period                            378,826        2,424,794                  -
                                                                       --------------------------------------------------
Cash and cash equivalents, end of period                               $   84,194      $ 1,918,067       $     84,194
                                                                       ==================================================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $    2,937      $         -       $     74,310
Non-cash investing and financing activities:
   Issuance of common stock                                                     -                -              5,800
   Purchase of license from affiliate                                           -                -          4,000,000

                                                 See accompanying notes.

                      International Dispensing Corporation
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

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

The Company is subject to a number of risks including the lack of significant sales of the Company's products through March 31, 2003. The Company is also subject to risks related to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development, regulatory approval, and market acceptance of existing and proposed products. Additionally, other significant risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could impact the future results of the Company.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 and the notes thereto, which are included in the Company's Annual Report on Form 10-KSB.

2.   GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company's development stage activities have resulted in an accumulated deficit from inception to March 31, 2003, of $16,931,879. From October 10, 1995 ("Inception") to March 31, 2003, the Company has incurred a cumulative net loss of $14,931,513. Losses are continuing as efforts to market the Company's products continue to ramp up. The Company's primary source of funds since inception has been from the sales of its common and preferred stock and to a lesser extent from the issuance of debt.

The Company's ability to continue as a going concern is dependent on its ability to obtain additional financing, to generate sufficient cash flows to meet its obligations on a timely basis, and ultimately to attain profitability.

In January 2003, the Company raised $550,000 in additional funds through a private placement of its Series D preferred stock. On March 31, 2003, the Company raised $150,000 in debt financing from a director and existing shareholder and repaid its then existing bank line of credit. On April 29, 2003 the Company raised $ 650,000 in debt financing (payable on or before June 15, 2003) from certain existing stockholders, including a director, and repaid the debt financing of $150,000.

Management is attempting to raise additional capital through a private placement of preferred stock and/or private debt financing. In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations beyond June 2003. Accordingly, in the event the new financing is not obtained, the Company may be forced to cease operations. There is no assurance that the Company will raise sufficient capital or otherwise generate sufficient cash flows to enable the Company to continue as a going concern through 2003. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's Board of Directors on April 23, 2003 and on April 25, 2003 reviewed and adopted management's proposed restructuring plan to reduce general and administrative expenses of the Company in the range of $525,000 to $ 575,000 for the remainder of 2003. These planned reductions in cost are in all significant categories and include a 31 percent reduction in executive pay.

As part of the restructuring plan the Company plans to file a Form 15 on or about May 29, 2003 with the Securities and Exchange Commission to terminate the Company's reporting obligations under the Securities and Exchange Act of 1934. The Company plans to save in the range of $150,000 to $190,000 in 2003 on costs directly relating to such reporting obligations. Under this plan, the Company also would not incur certain anticipated costs related to the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The Company considered many factors in making the decision to terminate its reporting obligations including (i) the auditing, legal, insurance and other costs already associated with the filing of periodic Securities and Exchange Commission reports and the other requirements imposed on reporting companies;
(ii) the anticipated increases in such costs due to the increasingly complex regulation of public companies, including the recent enactment of the Sarbanes-Oxley Act of 2002; (iii) the number of the Company's stockholders of record, which is significantly less than 300, which is the threshold for the requirement to maintain such registration; (iv) the anticipated effect of such action on the Company's plans to raise necessary capital and fund its operations; and (v) the likely practical effect of such action on the trading market for the Company's Common Stock, which already is volatile, thin and illiquid.

The Company believes that the cost savings of terminating reporting obligations far outweigh the benefits of maintaining the Company's status as a Securities and Exchange Commission reporting company. Consequently, we believe that this action is in the best long-term interest of the Company and its stockholders. If subsequent business developments or a change in the regulatory environment make it more economical for the Company to consider becoming a Securities and Exchange Commission reporting company again, the Company would consider such events as part of its business strategy.

3.   SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and a note payable to shareholder. In management's opinion, the carrying amounts of these financial instruments approximated their fair value at March 31, 2003.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in banks as well as highly liquid investments with original maturities of less than three months.

ACCOUNTS RECEIVABLE

The Company's accounts receivable consist of amounts due from customers operating in the food and beverage industry throughout the United States. Collateral is generally not required. The Company does not have a history of significant uncollectible accounts. For the periods reported, the Company has performed a detailed review of the current status of the existing receivables and determined that an allowance for doubtful accounts is not necessary.

INVENTORY

The Company's inventory consists of parts for its Beverage Carafe and Gravity Flow valve. The inventory is carried at lower of cost or market. Cost is determined based on the first-in, first-out method of accounting for inventory. The Company has performed a detail review of the inventory and does not believe there to be any obsolete or unusable amounts.

FIXED ASSETS

Office equipment and productive equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years. Depreciation expense for the three months ended March 31, 2003 and 2002 and for the period from inception to March 31, 2003 was $46,800, $36,457 and $362,648, respectively.

Long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result for the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using estimated market prices or the discounted present value of expected cash flows. Based on its current business projections, the Company believes that no such impairment existed as of March 31, 2003 and December 31, 2002. In the event that there are changes in the planned use of the Company's long-term assets, the Company's assessment of its ability to recover the carrying value of these assets could change.

PATENTS

Costs to develop patents are expensed when incurred.

REVENUE RECOGNITION

Revenue is recognized upon shipping of the product to the customer. Terms are FOB the Company's loading dock.

INCOME TAXES

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company fully reserved its net deferred tax assets at March 31, 2003 and December 31, 2002.

NET LOSS PER SHARE

Basic earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares of common stock outstanding during the period plus the dilutive effect of common stock equivalents related to preferred stock, outstanding stock options and deferred contingent common stock awards. There were no common stock equivalents outstanding at March 31, 2003 and December 31, 2002 that would have a dilutive effect on earnings per share for those years.

STOCK BASED EMPLOYEE AND DIRECTOR COMPENSATION

At March 31, 2003, the Company had two stock-based employee compensation plans. The Company accounts for options granted under the plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations. Options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss attributable to common stockholders and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), to stock-based employee compensation.


                                                          MARCH 31, 2003      MARCH 31, 2002      CUMULATIVE FROM
                                                                                                      INCEPTION
     Net loss, as reported                               $       (563,735)   $      (504,958)     $    (12,931,879)

     Pro forma net loss                                  $       (614,279)   $      (554,951)     $    (15,057,484)

     Loss per share:
       As reported                                       $           (.08)   $          (.07)     $          (1.61)
        Pro forma                                        $           (.09)   $          (.08)     $          (1.84)


STOCK OPTIONS GRANTED TO NON-EMPLOYEES

The Company accounts for its stock-based awards issued to non-employees in return for services using the fair value method. The fair value of the award is measured using the Black-Scholes option valuation model on the date that the services have been completed or on the performance commitment date, which ever is earlier (the "measurement date"). The fair value of the award is estimated on the date of grant and the measurement date and is recognized as an expense in the accompanying statements of operations over the vesting period.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145 "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds and amends other existing authoritative pronouncements. The Company adopted this accounting standard in the first quarter of 2003. Upon adoption, the Company reclassified the 1996 extraordinary loss on retirement of debt of $250,000 to other expense in the Company's statement of operations for the period from inception to March 31, 2003.

4.  Private Placements

Preferred Stock

Series A Offerings
------------------

During 1999, the Company designated 2,000 shares of the authorized Preferred Stock as Series A Redeemable Convertible Preferred Stock (the "Series A Stock") and entered into a Preferred Stock Subscription Agreement (the "Subscription Agreement") with certain Directors of the Company and a third party (collectively, the "Series A Investors"). The Series A Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and are payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the three months ended March 31, 2003 were accrued and not yet paid. Cumulative dividends are payable in cash or additional shares of Series A Stock, at the discretion of the Company. Each share of Series A Stock is convertible any time at the holder's option into approximately 9,100 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.22 per share. Each share of Series A Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series A Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Subscription Agreement, the Series A Investors agreed, subject to certain conditions, to buy a maximum of 1,000 shares at a price of $2,000 per share through August 31, 2000. Through December 31, 2001, the Series A Investors purchased 560 shares of Series A Stock, resulting in total net proceeds to the Company of $1,120,000. There were no purchases of Series A stock during the three months ended March 31, 2003.

Series B Offerings
------------------

During 2000, the Company designated 1,500 shares of the authorized Preferred Stock as Series B Redeemable Convertible Preferred Stock (the "Series B Stock") and entered into an amendment to the Subscription Agreement (the "Series B Amendment") with the Series A Investors and one new investor (collectively, the "Series B Investors"). Series B Stock accrues cumulative dividends at the annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the three months ended March 31, 2003 were accrued and not yet paid. Cumulative dividends are payable in cash or additional shares of Series B Stock, at the discretion of the Company. Each share of Series B Stock is convertible at the holder's option into approximately 5,700 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $0.35 per share. Each share of Series B Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. Series B Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends.

Pursuant to the Series B Amendment, the Series B Investors purchased 440 shares of Series B Stock instead of the remaining 440 shares of unsubscribed Series A. The purchase of Series B Stock resulted in total net proceeds to the Company of $880,000. There were no purchases of Series B stock during the three months ended March 31, 2003.

Series C Offerings
------------------

The Company designated 4,000 shares of the authorized Preferred Stock as Series C Redeemable Convertible Preferred Stock (the "Series C Stock") and entered into a Subscription Agreement (the "Series C Subscription Agreement") with certain investors (the "Series C Investors"). Series C Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the three months ended March 31, 2003 were accrued and not yet paid. Cumulative dividends are payable in cash or additional shares of Series C Stock, at the discretion of the Company.

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

In January 2001, the Company sold to one investor 50 shares of the Series C Stock and warrants to purchase an additional 50 shares of Series C Stock, for an aggregate purchase price of $100,000. These warrants expired on June 30, 2001. In May and June 2001, the Company sold to investors an aggregate of 100 shares of the Series C Stock and warrants to purchase an additional 100 shares of Series C Stock, for an aggregate purchase price of $200,000. These warrants entitled the holder to purchase shares of Series C Stock for a price of $2,000 per share. As of June 30, 2001, 25 of these warrants were exercised for an aggregate purchase price of $50,000. In December 2001, the remaining 75 warrants for Class C Stock were exercised for an aggregate purchase price of $150,000. There were no purchases of Series C Stock during the three months ended March 31, 2003.

Series D Offering
-----------------

In July 2001, the Company designated 3,000 shares of the authorized Preferred Stock as Series D Redeemable Convertible Preferred Stock (the "Series D Stock") and entered into a Subscription Agreement (the "Series D Subscription Agreement") with one investor who purchased 1,500 shares of Series D Stock for an aggregate purchase price of $3.0 million dollars. The Series D Stock accrues cumulative dividends at an annual rate of 12%. These dividends accrue and accumulate from the date of issuance and shall be payable quarterly on the last day of March, June, September and December, commencing on the last day of the quarter of the date of issuance. Dividends for the three months ended March 31, 2003 were accrued and not yet paid. Cumulative dividends are payable in cash or additional shares of Series D Stock, at the discretion of the Company.

Each share of Series D Stock is convertible at the holder's option into approximately 2,000 shares of common stock of the Company, plus additional shares of common stock for accrued but unpaid dividends at the conversion rate of $1.00 per share. Each share of Series D Stock is redeemable at the option of the Company for $2,000 per share plus accrued and unpaid dividends, if certain conditions are met. The Series D Stock carries a liquidation preference of $2,000 per share plus accrued and unpaid dividends. There were 225 shares of Series D Stock purchased in November 2002 by current and additional investors. Total proceeds from the sale were $450,000. There were 275 shares of Series D Stock purchased in January 2003 by current and additional investors. Total proceeds from the sale were $550,000.

Preferred Stock Dividends
-------------------------

In December 2002 the Board of Directors authorized the payment, in additional shares, of all outstanding dividends through December 31, 2002 on all series of preferred stock.

The following is a summary of the Company's preferred stock as of March 31, 2003 and December 31, 2002:

                                                               March 31, 2003             December 31, 2002
                                                               --------------             -----------------
Series A, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 9,091 shares of common stock, 2,000 shares
authorized,  823 shares outstanding as of March 31, 2003
and December 31, 2002.                                           $1,598,756                   $1,598,756

Series B, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately  5,714 shares of common stock, 1,500 shares
authorized, 627 shares outstanding as of March 31, 2003
and December 31, 2002.                                            1,217,465                    1,217,465

Series C, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately  6,667 shares of common stock, 4,000 shares
authorized, 957 shares outstanding as of March 31, 2003
and  December 31, 2002.                                           1,859,685                    1,859,685

Series D, $.001 par value, 12% cumulative dividends,
each share convertible at holder's option to
approximately 2,000 shares of common stock, 3,000 shares
authorized, 2,300 shares outstanding as of March 31, 2003
and 2,025 shares outstanding as of December 31, 2002.             4,599,288                    4,049,288

Accrued and unpaid preferred dividends                              274,440                           --
                                                                 ----------                   ----------
Total Preferred Stock                                            $9,549,634                   $8,725,194
                                                                 ==========                   ==========

5. RELATED PARTY TRANSACTIONS

On March 31, 2003, the Company received $150,000 pursuant to a demand note issued to a board member and current shareholder. The assets of the Company secure the demand note. Interest only payments are due monthly for the first eighteen months at a rate of ten percent annually. Principal and interest payments are due starting in the nineteenth month. The Company used these funds and cash on hand to fully repay its line of credit with CommerceFirst Bank.

On April 29, 2003 the Company received $650,000 pursuant to a ten percent term note issued to a Board member and certain current stockholders. The proceeds were used to retire the $150,000 demand note and to fund operations of the Company. Substantially all of the assets of the Company secure the $650,000 term note. Interest and principal are payable on or before June 15, 2003. The term note maturity date can be extended at the option of the Company for seven additional one month periods as long as the Company is in compliance with certain covenants set forth in the agreement or has obtained a waver of the default.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's financial statements, and financial information included elsewhere in this report.

The Company generated modest revenues during the three months ended March 31, 2003 of $206,369.

The Company's product development team filed for U.S. and worldwide patent protection on the following fitment, packaging and dispensing technologies third and fourth quarters of 2002:

     o Spinner Cap(TM) technology is a fitment designed to attach to either a soft-sided pouch or bag and works with either the Company's Portion Control Pump or Blending Pump.

     o Fast Click (TM) technology is a fitment designed to aseptically attach to either a flexible pouch or bag and works with either the Company's Portion Control Pump or Blending Pump.

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

The Company has completed the first phase of its Beverage Carafe marketing campaign which was designed to introduce a patented 96 ounce disposable Beverage Carafe package to national, regional and local food service distributors and retailers across North America. The Company has sold Beverage Carafes to leading grocery, specialty coffee and convenience outlets as well as to leading food service distributors such as Wegmans, SYSCO and Bunzl. The Company anticipates that it will add to its list of high profile accounts. A leading national distributor has also agreed to distribute the Beverage Carafe nationwide. This national distributor owns several subsidiaries and the Company is in the process of meeting with those subsidiaries as quickly as possible over the next two quarters. A leading international paper manufacturer and distributor has expressed an interest in marketing and distributing the Company's Beverage Carafe across North America.

The level of exposure the Company has achieved with limited marketing resources has captured the interest of several leading national and international packaging companies. The Company is engaged in confidential discussions with leading packaging firms and distributors who have expressed an interest in an exclusive marketing and manufacturing relationship with the Company. There is no assurance that such discussions and negotiations may lead to any partnerships or collaborative efforts.

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

The Company estimates that the wholesale package market for a disposable beverage container like the Company's Beverage Carafe may be $315 to $380 million annually. This is based on a market penetration of 13. 5% of the 1 million retailers and food service outlets that would use a disposable beverage carafe to distribute brewed coffee to go. The Company believes that the retailer and food service interest in selling brewed coffee to go in a disposable Beverage Carafe is driven by the exceptional sales revenue and profit margins derived from brewed coffee.

Although sales have been modest, the Company believes that its patented Beverage Carafe is now a proven commercial packaging technology. Repeat sales of the Beverage Carafe to the early adaptors support the fact that this unique package offers retailers and food service customers advantages versus the competing corrugated box. The Company's Beverage Carafe benefits range from operational efficiencies and improved product quality and safety to improved branding. Some early adaptors of the Beverage Carafe have reported that its use has doubled their brewed "coffee to go" sales within 90 days. The Beverage Carafe offers retailers and food service providers a disposable package that can be filled fast, hands-free and allows customers to safely transport multiple cups of coffee while maintaining the product's hot temperature for 3 hours. The competing disposable package cannot be filled hands-free nor does the package keep the beverage hot for 3 hours.

The Company continues to work with its customers , the Food and Drug Administration ("FDA") and National Food Labs to certify the Company's aseptic Gravity Flow Valve as a single fitment for aseptic flexible packaging. This certification would identify the Company as the only supplier worldwide of this fitment. The FDA demands that all flexible packaging dispensing aseptic products (i.e., bacteria free, shelf stable) must have two fitments attached to the flexible package. One fitment is used to fill the package and one fitment is used to dispense the product. The two fitment package design has been in place for over 25 years. The two fitment package doubles the cost of the package and this cost has been a barrier of entry for companies selling beverages that could be dispensed from a flexible package. A partial list of products that cannot be dispensed from a flexible package because the costs are too high includes non-preserved juices, soy milk, coffee beverages, neutraceuticals and energy drinks.

Monthly demand for the Company's aseptic Gravity Flow Valve has doubled since the first quarter of 2002 and the Company anticipates this trend will continue. The increase is attributed to successful introduction of the Company's Gravity Flow Valve to existing dairy customers. Additionally the increase is attributed to the fact that the Company's customers are gaining new dairy customers and entering new channels of distribution for the aseptic, shelf stable dairy line.

The Company's customers plan to continue to convert their existing customers' dispensers to use the Gravity Flow Valve and simultaneously acquire new accounts and enter new channels of distribution as quickly as possible. The Company's patented aseptic Gravity Flow Valve allows aseptic dairy products that are packaged in a flexible bag to remain bacteria free without refrigeration for over a year.

As a result of the Company's aseptic valve technology, one of the Company's customers has just introduced the first "ready-to-drink" aseptic coffee beverage line that will be dispensed from a flexible bag. Introduction of an aseptic, shelf stable, coffee beverage represents a new line of products that the Company's aseptic Gravity Flow Valve will be able to support long term.

The Company's aseptic Gravity Flow Valve was showcased by the Scholle Corporation, the world's largest bag manufacturer, at this year's International Packaging Exposition in Anaheim, CA. The Company's aseptic Gravity Flow Valve was presented as the only push button, aseptic, shelf stable valve commercially available. The Scholle Corporation and the Company do not have any formal agreements in place but the Scholle Corporation is making potential end-users aware of this technology as a way to sell more bags.

Nypro, a leading injection molder, has been contracted by the Company as an additional supplier to produce and assemble the Gravity Flow Valve in Clinton, MA. Nypro is the fifth largest injection molder in the world and produces injection-molded parts for leading companies such as Gillette and Johnson & Johnson. This increased capacity will allow the Company to proceed with attempting to obtain additional contracts with leading food and beverage companies.

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

The Company has also completed the design and prototypes for a Portion Control Pump dispensing system that will attach to flexible packaging and dispense flowable foods. The Company is in preliminary discussions with a global packaging company to adapt the Company's proprietary dispensing technology to its package.

The Company has completed the design and prototypes for a Blending Pump dispensing engine that can be integrated into an existing line of dispensers. The Blending Pump dispensing engine mixes viscous concentrates in exact ratios ranging from 1,000 to 1 to 4: 1 with water or other diluents to produce finished products. The Company signed a confidentiality and non-compete agreement with a leading chemical company that may adapt the Company's proprietary dispensing technology to its existing line of dispensers

There is no assurance that any of the discussions, negotiations or confidentiality agreements mentioned above with potential buyers of the Company's products will lead to additional sales in the future. Additionally, the Company is subject to the availability of sufficient financing to meet its future cash requirements and the uncertainty of future product development and regulatory approval and market acceptance of proposed products. Additionally, other risk factors such as loss of key personnel, lack of manufacturing capabilities, difficulty in establishing new intellectual property rights and preserving and enforcing existing intellectual property rights as well as product obsolescence due to the development of competing technologies could negatively impact the future results of the Company.


For further information concerning the business conducted by the Company, see
Item 1. "Description of Business" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


                              Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002
-------------------------------------------------------------------------------

Revenue - For the three ended March 31, 2003 and 2002, the Company generated $206,369 and $81,109 respectively, in revenue, and had a negative gross profit of $42,245 and $16,238 respectively, on sales. The negative gross profit in 2003 and 2002 is attributed to the increased cost of goods in producing Gravity Flow Valves from the current set of tools and assembly equipment. The Company anticipates its new multi-cavity tooling for the production of its Gravity Flow Valves will generate positive gross margins in the second quarter of 2003.

Operating Expenses - For the three months ended March 31, 2003 and 2002, the Company had operating expenses of $519,040 and $499,101, respectively, representing an increase of $19,939 versus the same period last year. The increase is primarily due to increased depreciation expense and marketing costs.

Net Loss - For the three ended March 31, 2003 and 2002 the Company had a net loss of $563,735 and $504,958, respectively, representing an increased loss of $58,777, versus the same period last year. The increased loss for the three month period is principally due to the Company's recognition of negative gross profit on increased sales and increase in depreciation and marketing costs.

                        Financial Condition and Liquidity

As reflected in the Company's financial statements, the Company has experienced continuing net losses and negative cash flows from operations through March 31, 2003. The Company's continuing existence is dependent on its ability to obtain additional financing, to generate sufficient cash flows to meet its obligations on a timely basis and to achieve and maintain profitable operations. The Company continues to be in the development stage, but is currently generating modest revenue. The Company has orders under contract for the delivery of aseptic Gravity Flow Valves and the Beverage Carafe. The Company is attempting to obtain additional contracts to meet its cash flow targets. However, there can be no assurance that the Company will be successful in this regard.

On July 2, 2002, the Company established a secured, one year, variable rate based on prime +.5%, revolving line of credit for $250,000 with Commercefirst Bank. The current and fixed assets of the Company secured this line. As of March 31, 2003 the entire $250,000 of this line of credit had been paid off and the line closed.

In January 2003, the Company raised $550,000 in additional funds through a private placement of its Series D preferred stock. On March 31, 2003, the Company raised $150,000 in debt financing from a director and existing shareholder and repaid its then existing bank line of credit. On April 29, 2003 the Company raised $ 650,000 in debt financing (payable on or before June 15, 2003) from certain existing stockholders, including a director, and repaid the debt financing of $150,000.

Management is attempting to raise additional capital through a private placement of preferred stock and/or private debt financing. In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations beyond June 2003. Accordingly, in the event the new financing is not obtained, the Company may be forced to cease operations. There is no assurance that the Company will raise sufficient capital or otherwise generate sufficient cash flows to enable the Company to continue as a going concern through 2003. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's Board of Directors on April 23, 2003 and on April 25, 2003 reviewed and adopted management's proposed restructuring plan to reduce general and administrative expenses of the Company in the range of $525,000 to $ 575,000 for the remainder of 2003. These planned reductions in cost are in all significant categories and include a 31 percent reduction in executive pay.

As part of the restructuring plan the Company plan s to file a Form 15 on or about May 29, 2003 with the Securities and Exchange Commission to terminate the Company's reporting obligations under the Securities and Exchange Act of 1934. The Company plans to save in the range of $150,000 to $190,000 in 2003 on costs directly relating to such reporting obligations. Under this plan, the Company also would not incur certain anticipated costs related to the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The Company considered many factors in making the decision to terminate its reporting obligations including (i) the auditing, legal, insurance and other costs already associated with the filing of periodic Securities and Exchange Commission reports and the other requirements imposed on reporting companies;
(ii) the anticipated increase in such costs due to the increasingly complex regulation of public companies, including the recent enactment of the Sarbanes-Oxley Act of 2002; (iii) the number of the Company's stockholders of record, which is significantly less than 300, which is the threshold for the requirement to maintain such registration; (iv) the anticipated effect of such action on the Company's plans to raise necessary capital and fund its operations; and (v) the likely practical effect of such action on the trading market for the Company's Common Stock, which already is volatile, thin and illiquid.

The Company believes that the cost savings of terminating reporting obligations far outweigh the benefits of maintaining the Company's status as a Securities and Exchange Commission reporting company. Consequently, we believe that this action is in the best long-term interest of the Company and its stockholders. If subsequent business developments or a change in the regulatory environment make it more economical for the Company to consider becoming a Securities and Exchange Commission reporting company again, the Company would consider such events as part of its business strategy.

As of March 31, 2003, the Company had cash of $84,194 and working capital of approximately $118,535. The Company's negative cash flows from operations from January to March 2003 were approximately $237,390 per month. The negative cash flow from operations was impacted by the reduction in account payables during the period of $208,814. Absent working capital changes, the Company's monthly expenses incurred from January to March 2003 were approximately $157,000 per month. The Company anticipates that for the remainder of 2003 the monthly expenses incurred will be approximately $90,000 per month. The spending reduction is due to the Company's restructuring plan.

The Company anticipates that future capital equipment expenditures will be supported by cash flows. The capital equipment investment required in the past three years was needed primarily to pay for the tooling and assembly equipment required to develop the Company's portfolio of products.

                   Critical Accounting Policies and Estimates

The following accounting policies have been identified as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Company's audited financial statements for the year ended December 31, 2002 included in the Company's Form 10-KSB.

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

INVENTORY. Inventory is accounted for at the lower of cost or market. Cost is determined using the first in, first out method. The company has not recorded an allowance for inventory obsolescence as of March 31, 2003. This decision was based on the Company's projected sales for 2003. Should these sales not occur, an allowance may be necessary in the future.

LONG-LIVED ASSETS. Long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result for the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using estimated market prices or the discounted present value of expected cash flows.

Based on its current business projections, the Company believes that no such impairment existed as of March 31, 2003 and December 31, 2002. In the event that there are changes in the planned use of the Company's long-term assets, the Company's assessment of its ability to recover the carrying value of these assets could change.

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

Item 2.  Changes in Securities.
              None

Item 3.  Defaults Upon Senior Securities.
              None

Item 4.   Submission of Matters to a Vote of Security Holders
              None

Item 5.  Other Information.
              None
Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         10.1 Term Loan Agreement dated April 29, 2003 among Gregory Abbott, Michael Azeez, George Abbott Marital Trust, Simpson Community Trust and Juliet Shield (collectively, the "Lenders") and the Company.

         10.2 Form of Secured Term Promissory Note from the Company to a
         Lender.

         10.3 Collateral Assignment of Patents and Trademarks and Security Agreement dated April 29, 2003 among the Company and the Lenders.

         10.4 Security Agreement dated April 29, 2003 among the Company and the Lenders.

         99.1, Certification of Chief Executive Officer under Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer under Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTERNATIONAL DISPENSING
                                   CORPORATION


Dated May 15, 2003                 By: /s/ Gary Allanson
                                   -----------------------------
                                   Gary Allanson
                                   Chief Executive Officer & President
                                   (Principal Executive)

                                   By: /s/ Edwin S. Tharp
                                   -----------------------------
                                   Edwin S. Tharp
                                   Chief Operating Officer & Chief Financial
                                   Officer
                                   (Principal Accounting and Financial Officer)